Form 10-Q
period 1995-01-31
CIMCO INC /DE/
filed 1995-03-17
CIK 791243

===============================================================================



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1995

                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from ___________ to ___________


                        Commission File Number: 0-16249

                                  CIMCO, INC.
             (Exact name of registrant as specified in its charter)



                Delaware                                     33-0251163
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                     Identification No.)

265 Briggs Avenue, Costa Mesa, California                      92626
 (Address of principal executive offices)                    (Zip Code)


              Registrant's telephone number, including area code:
                                 (714) 546-4460


                                _____________


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                                  Yes X  No __


    The registrant had 2,960,481 shares of common stock outstanding as of
                               March 15, 1995.



===============================================================================

                          CIMCO, INC. AND SUBSIDIARIES
                                     INDEX



PART I.  FINANCIAL INFORMATION

                                                                                           Page
                                                                                           ----
                 Number
                 ------
         Item 1. Financial Statements:
                 Consolidated Balance Sheets -
                 January 31, 1995 (Unaudited) and April 30, 1994 ........................    3

                 Consolidated Statements of Operations (Unaudited) -
                 Three Months and Nine Months Ended January 31, 1995 and 1994 ...........    4

                 Consolidated Statements of Cash Flows (Unaudited) -
                 Nine Months Ended January 31, 1995 and 1994 ............................    5

                 Notes to Unaudited Consolidated Financial Statements ...................    6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ....................................    7


PART II.  OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K .......................................   11

                         PART I - FINANCIAL INFORMATION
                          CIMCO, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                       ASSETS                                                January 31, 1995      April 30, 1994
                                                                             ----------------      --------------
 CURRENT ASSETS                                                                (Unaudited)
   Cash and cash equivalents                                                    $ 1,239,807          $ 2,284,191
   Short-term cash investments                                                            -              878,402
   Accounts receivable, less allowance for doubtful accounts of
     $87,000 at January 31, 1995 and $80,000 at April 30, 1994                     13,225,0           11,345,777
  Federal income tax  receivable                                                          -              780,000
  Inventories - at lower of cost or market
     Raw materials                                                                6,144,943            5,575,532
     Work in process                                                              1,607,653            1,117,718
     Finished goods                                                               4,116,607            4,133,985
                                                                                -----------          -----------
                                                                                 11,869,203           10,827,235
  Prepaid expenses                                                                  826,002              420,393
                                                                                -----------          -----------
     Total current assets                                                        27,160,058           26,535,998
PROPERTY, PLANT AND EQUIPMENT - at cost
  Land                                                                            3,027,012            3,314,294
  Buildings                                                                       8,869,117            9,700,754
  Machinery and equipment                                                        33,943,001           32,467,331
  Leasehold improvements                                                          2,068,745            2,012,577
                                                                                -----------          -----------
                                                                                 47,907,875           47,494,956
  Less accumulated depreciation and amortization                                 21,691,200           20,005,751
                                                                                -----------          -----------
                                                                                 26,216,675           27,489,205
OTHER ASSETS
  Land held for future expansion                                                    432,700              432,700
  Other                                                                           2,333,828            2,190,578
                                                                                -----------          -----------
                                                                                  2,766,528            2,623,278
                                                                                -----------          -----------
                                                                                $56,143,261          $56,648,481
                                                                                ===========          ===========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt                                             $ 3,325,900 $          2,388,367
  Notes payable to bank                                                           2,393,366            2,000,000
  Accounts payable                                                                8,619,927            6,701,907
  Accrued expenses                                                                2,150,788            2,378,109
  Income taxes payable                                                              577,538              200,895
                                                                                -----------          -----------
    Total current liabilities                                                    17,067,519           13,669,278
LONG-TERM DEBT, net of current portion                                           12,158,150           13,536,333
DEFERRED INCOME TAXES                                                             1,128,000            2,336,000
STOCKHOLDERS' EQUITY
  Preferred stock - $.01 par value; authorized 5,000,000 shares;
    issued and outstanding, none                                                          -                    -
  Preferred stock - Series A Junior Participating - $.01 par value;
    authorized 100,000 shares; issued and outstanding, none                               -                    -
  Common stock - $.01 par value; authorized 10,000,000 shares;
    issued and outstanding, 2,960,481 shares at January 31, 1995 and
    2,980,481 at April 30, 1994                                                      29,605               29,805
  Capital in excess of par value                                                  7,258,757            7,371,040
  Retained earnings                                                              18,614,820           19,872,193
  Foreign currency translation adjustment                                           129,818               77,240
                                                                                -----------          -----------
                                                                                 26,033,000           27,350,278
  Less note receivable from Employee Stock Ownership Plan                          (243,408)            (243,408)
                                                                                -----------          -----------
                                                                                 25,789,592           27,106,870
                                                                                -----------          -----------
                                                                                $56,143,261          $56,648,481
                                                                                ===========          ===========



The accompanying notes are an integral part of these statements.

                          CIMCO, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                                         Three Months Ended               Nine Months Ended
                                                                             January 31,                     January 31,
                                                                         ------------------               -----------------
                                                                         1995          1994               1995         1994
                                                                         ----          ----               ----         ----
                Net sales                                            $21,089,076   $16,963,153        $59,633,145    $54,851,308

                Costs and expenses:
                   Manufacturing costs                                17,624,188    14,283,504         50,990,903     45,512,099
                   Engineering and tooling expenses                    1,067,424     1,192,683          3,097,663      3,597,841
                   Selling, general and administrative expenses        2,286,018     2,019,993          6,645,686      6,035,923

                Operating profit (loss)                                  111,446      (533,027)        (1,101,107)      (294,555)

                Interest income                                            2,927        31,507             42,809         76,720
                Interest expense                                         338,447       198,855            905,079        559,382
                                                                     -----------   -----------        -----------    -----------
                                                                         335,520       167,348            862,270        482,662
                                                                     -----------   -----------        -----------    -----------
                Loss before credit for income taxes                     (224,074)     (700,375)        (1,963,377)      (777,217)

                Credit for income taxes                                  (78,000)     (261,000)          (706,000)      (472,000)
                                                                     -----------   -----------        -----------    -----------
                Net loss                                             $  (146,074)  $  (439,375)       $(1,257,377)   $  (305,217)
                                                                     ===========   ===========        ===========    ===========
                Loss per common equivalent share                     $      (.05)  $      (.15)       $      (.42)   $      (.10)
                                                                     ===========   ===========        ===========    ===========




The accompanying notes are an integral part of these statements.

                          CIMCO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                     Nine Months Ended
                                                                        January 31,
                                                               -----------------------------
                                                                  1995              1994
                                                               -----------       -----------
Cash flow from operating activities:
Net earnings (loss)                                            $(1,257,377)      $  (305,217)
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation and amortization                                2,591,840         2,388,788
    Gain on sale of machinery and equipment                        (12,496)          (74,605)
    Increase in allowance for doubtful accounts                      7,000             9,000
    Increase in accounts receivable                             (1,886,269)         (393,220)
    Decrease in federal income tax receivable                      780,000                 -
    Increase in inventory                                       (1,041,968)         (308,519)
    Increase in prepaid expenses                                  (405,609)         (239,540)
    Increase in other assets                                      (143,250)       (1,449,689)
    Increase (decrease) in accounts payable                      1,918,020)         (526,573)
    (Decrease) increase in accrued expenses                       (227,321)           91,165
    Increase (decrease) in income taxes payable                    376,643          (904,196)
    Decrease in deferred income taxes                           (1,208,000)                -
    Translation adjustment                                          52,582                 -
                                                               -----------       -----------
       Total adjustments                                           801,172        (1,407,389)
                                                               -----------       -----------
    Net cash used by operating activities                         (456,205)       (1,712,606)

Cash flow from investing activities:
    Proceeds from sale of fixed assets                             929,252           519,775
    Redemptions of short-term cash investments                     889,460           151,334
    Purchases of short-term cash investments                       (11,058)         (416,201)
    Capital expenditures                                        (2,236,066)       (6,825,202)
                                                               -----------       -----------
      Net cash provided (used) in investing activities            (428,412)       (6,570,294)

Cash flow from financing activities:
    Net short-term borrowings                                      393,366           350,000
    Proceeds from long-term debt                                 1,835,000        10,025,000
    Principal payments on long-term debt                        (2,275,650)       (1,858,192)
    Proceeds from issuance of common stock                               -            39,200
    Repurchase of common stock                                    (112,483)                -
    Increase in note receivable from ESOP                                -            (5,996)
                                                               -----------       -----------
      Net cash provided (used) by financing activities            (159,767)        8,550,012
                                                               -----------       -----------

Net increase (decrease) in cash and cash equivalents            (1,044,384)          267,112
Cash and cash equivalents at beginning of the period             2,284,191         1,122,902
                                                               -----------       -----------
Cash and cash equivalents at end of period                     $ 1,239,807       $ 1,390,014
                                                               ===========       ===========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                   $   881,410       $   569,887
    Income taxes                                               $    19,510       $   414,270



The accompanying notes are an integral part of these statements.

                          CIMCO, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1.  PRESENTATION OF INTERIM INFORMATION

         The consolidated balance sheet as of January 31, 1995 and the related consolidated statements of operations and cash flows for the three-month and nine-month periods ended January 31, 1995 and 1994 are unaudited; in the opinion of management, all adjustments for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

         The Company recognizes income on products in the month in which shipment is made. Revenue for tooling is generally recognized in the month in which initial samples are submitted for customer acceptance or to a lesser extent by terms agreed upon by the Company and its customer.

         The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended April 30, 1994.

2.       LONG-TERM DEBT

         On February 1, 1995 the Company replaced its credit agreement with its bank. The new credit agreement with its bank provides for a revolving line of credit not to exceed $6,000,000 renewable on September 15, 1995, and a $7,500,000 term loan, payable in forty-eight equal monthly installments commencing March 1, 1995. Borrowings under the revolving line of credit are contingent on maintaining covenants related to certain domestic trade receivables and inventories and proceeds of the foregoing. In addition, the credit agreement contains various covenants that, among other things, require the maintenance of certain balance sheet ratios, minimum levels of net worth (as defined in the credit agreement), restrictions which limit the payment of dividends to $100,000 annually, and limitations on the acquisition of, or investment in, other entities. The debt is secured by certain intangible assets, equipment and fixtures, inventories, as well as certain real property in Corona, California. The revolving line of credit and the term loan bear interest at the bank's prime rate plus 0.25% and 0.50% respectively.

3.       EARNINGS (LOSS) PER COMMON EQUIVALENT SHARE

         Earnings (loss) per common equivalent share are based on the weighted average number of shares of common stock and common stock equivalents (dilutive stock options) outstanding during the related periods. The weighted average number of common stock equivalent shares includes shares issuable upon the assumed exercise of stock options less the number of shares assumed purchased with the proceeds available from such exercise. Fully diluted net earnings per share does not differ materially from net income per common share and common share equivalent.

         Weighted average shares outstanding were 2,960,688 and 2,981,486 for the three-month periods and 2,969,256 and 2,979,228 for the nine-month periods ended January 31, 1995 and 1994, respectively.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


A. RESULTS OF OPERATIONS

         Three Months ended January 31, 1995 vs. January 31, 1994

         The following table shows the amounts of certain items included in the Company's statements of operations and percentages of these items as they relate to net sales for the three months ended January 31, 1995 and 1994; also shown are the amounts and percentages of increase or decrease of these items in the current period as compared to the corresponding period in the preceding year. Unless otherwise indicated, references below to specific periods are to the Company's fiscal years ended April 30.

                    Amounts and Percentages of Certain Items
                             (Dollars in Thousands)

                                                          Three Months Ended
                                               ---------------------------------------    Increase (Decrease)
                                               January 31, 1995      January 31, 1994        1995 vs. 1994
                                               -----------------    ------------------    -------------------
                                               Amount       %       Amount        %        Amount        %
                                               -------    ------    -------     ------     ------      -----
                                                                    <C
 Net sales                                     $21,089     100.0    $16,963      100.0     $4,126       24.3
                                               -------    ------    -------     ------     ------
 Manufacturing costs                            17,624      83.6     14,284       84.2      3,340       23.4
 Engineering and tooling expenses                1,067       5.1      1,192        7.0       (125)     (10.5)
 Selling expenses                                  772       3.7        626        3.7        146       23.3
 General and administrative expenses             1,514       7.1      1,394        8.2        120        8.6
 Interest expense, net                             336       1.6        167        1.0        169      100.5
                                               -------    ------    -------     ------     ------
 Loss before credit for income taxes              (224)     (1.1)      (700)      (4.1)       476       68.0
 Credit for income taxes                           (78)     (0.4)      (261)      (1.5)       183       70.1
                                               -------    ------    -------     ------     ------
 Net earnings (loss)                           $  (146)   $ (0.7)   $  (439)    $ (2.6)    $  293       66.8
                                               =======    ======    =======     ======     ======


         Net sales increased 24.3% to $21,089,000 in the current quarter from $16,963,000 in the third quarter last fiscal year after eliminating intersegment sales of $938,000 and $958,000 respectively, in those quarters. Sales increased at a rate greater than that of costs and expenses, largely for the reasons discussed below.

         Gross sales of the commercial/industrial segment increased 27.2% to $7,825,000 in the current quarter from $6,152,000 of a year ago. The increase was largely the result of greater volumes in both the sales of assembled products and tooling sales, as well as price increases implemented in the third quarter of fiscal 1995. These sales increases were partially offset by the continued downward trend of sales to the segment's largest customer. The fiscal 1995 third quarter operating loss was significantly reduced due to the previously mentioned sales increases and to reductions in direct labor costs and manufacturing overhead costs as percentages of sales. The improvement in operating profit was partially offset by increased costs associated with the use of outside contractors related to assembled products. Primarily as a result of the foregoing, the operating loss for the current quarter was $384,000 versus $773,000 for the same quarter last fiscal year.

         The medical segment's gross sales remained relatively unchanged, decreasing 0.1% to $3,287,000 in the current quarter from $3,291,000 during the same period last year. Operating profit increased in the current quarter due to reduced manufacturing overhead expenses and lower costs associated with outside contractors. Higher general and administrative expenses partially offset the profit improvement. The operating profit for the current quarter was $116,000 compared to a loss of $18,000 for the same quarter last year.

         The compounding segment's gross sales were $10,915,000 for the third quarter of this year, up 28.7% from $8,478,000 during the same quarter last
year.   This volume increase was the result of greater foreign and domestic sales to the segment's largest customer and to higher sales to other existing customers. Operating profits increased in the current quarter primarily due to reduced manufacturing expenses as a percentage of sales. The operating profit increase was partially offset by greater raw material costs, higher domestic selling expenses and greater foreign general and administrative expenses. Operating profit improved to $380,000 in the current quarter versus $258,000 for the same quarter a year ago.

         Engineering and tooling expenses decreased 10.5% to $1,067,000 in the current quarter from $1,192,000 during the same quarter last year as tooling sales increased 16.0%. Manufacturing expenses decreased as a percentage of tooling sales reflecting the relatively fixed nature of manufacturing overhead. The overall decrease was partially offset by higher direct labor and costs associated with the use of outside contractors, although these costs decreased as a percentage of tooling sales. The expenses were 5.1% of consolidated net sales in the third quarter of the current year versus 7.0% in the same period a year ago.

         Selling expenses increased 23.3% to $772,000 in the current quarter from $626,000 in the same quarter last year. The increase was primarily due to higher salary and related expenses in both the compounding and the medical segments. Although increasing in amount, the expenses remained 3.7% of net sales for both periods, respectively.

         General and administrative expenses increased 8.6% to $1,514,000 in the current quarter from $1,394,000 in the same quarter last year. The increase was largely the result of higher foreign general and administrative expenses in the compounding segment primarily related to currency exchange losses and of higher salary related costs in the medical segment. The expenses were 7.1% of net sales in the current quarter versus 6.8% of net sales in the third quarter of last year.

         Net interest expense increased to $336,000 or 1.6% of net sales in the current quarter from $167,000 or 0.9% of net sales in the same quarter a year ago. The increase was largely the result of higher interest rates and lower interest income on reduced short-term cash investments in the third quarter of fiscal 1995.

         The net tax benefit resulted from a pre-tax loss in the commercial industrial segment and from the tax benefits of the Singapore Investment Allowance.

         The net loss for the third quarter of the current year was $146,000 versus $439,000 for the same quarter last year. The improved performance in the third quarter of fiscal 1995 resulted primarily from the previously mentioned increases in sales and reductions in manufacturing costs, partially offset by increased selling, general and administrative expenses and higher net interest expense.

         Nine Months ended January 31, 1995 vs. January 31, 1994

         The following table shows the amounts of certain items included in the Company's statements of operations and percentages of these items as they relate to net sales for the nine months ended January 31, 1995 and 1994; also shown are the amounts and percentages of increase or decrease of these items in the current period as compared to the corresponding period in the preceding year. Unless otherwise indicated, references below to specific periods are to the Company's fiscal years ended April 30.

                    Amounts and Percentages of Certain Items
                             (Dollars in Thousands)

                                                            Nine Months Ended
                                                ---------------------------------------    Increase (Decrease)
                                                 January 31, 1995      January 31, 1994       1995 vs. 1994
                                                -------------------    ----------------    -------------------
                                                Amount         %       Amount      %       Amount         %
                                                -------      ------    -------   ------    -------      ------
 Net sales                                      $59,633       100.0    $54,852    100.0    $ 4,781         8.7
                                                -------      ------    -------   ------    -------
 Manufacturing costs                             50,991        85.5     45,512     83.0      5,479        12.0
 Engineering and tooling expenses                 3,098         5.2      3,598      6.6       (500)      (13.9)
 Selling expenses                                 2,132         3.6      2,011      3.7        121         6.0
 General and administrative expenses              4,513         7.5      4,025      7.2        488        12.1
 Interest expense, net                              862         1.4        483      0.9        379        78.6
                                                -------      ------    -------   ------    -------
 Loss before credit for income taxes             (1,963)       (3.2)      (777)    (1.4)    (1,186)     (152.6)
 Credit for income taxes                           (706)       (1.2)      (472)    (0.8)      (234)      (49.6)
                                                -------      ------    -------   ------    -------
 Net earnings (loss)                            $(1,257)     $ (2.0)   $  (305)  $ (0.6)   $  (952)     (312.0)
                                                =======      ======    =======   ======    =======


         Net sales increased 8.7% to $59,633,000 in the current nine-months from $54,851,000 in the same period last fiscal year after eliminating intersegment sales of $2,938,000 and $3,333,000, respectively, in those periods. Costs and expenses increased at a rate greater than that of sales, largely for the reasons discussed below.

         Gross sales of the commercial/industrial segment increased 0.5% to $22,594,000 in the current nine-months from $22,491,000 of a year ago. The increase was largely the result of increased sales of assembled products, offset by the continued downward trend of sales to the segment's largest customers and by lower tooling sales. Manufacturing costs increased at a rate greater than that of sales primarily due to increased outside processing costs, assembly-related labor costs and to the continued under absorption of certain fixed manufacturing expenses. The increased costs were partially offset by reduced raw material costs resulting from a change in product mix as sales of products that include higher labor costs became a greater portion of gross sales. Increased general and administrative expenses related to industrial development revenue bond (IDRB) loan cost amortization and lower gains on sales of fixed assets which did not reduce general and administrative expenses to the same extent in the current period as compared to last fiscal year, further reduced operating results in the current period. Largely as a result of the foregoing, the operating loss for the current period was $1,958,000 versus a loss of $1,370,000 for the same period last fiscal year.

         The medical segment's gross sales decreased 3.7% to $9,204,000 in the current period from $9,556,000 during the same period last year. Molding sales decreased in the current period, partially offset by increased sales of proprietary respiratory products. Lower sales volumes, increases in direct labor and raw material costs resulting from adverse changes in product mix and higher selling salaries associated with proprietary product sales reduced operating profit in the current period. Lower outside costs and decreased manufacturing expenses partially offset the previously mentioned reductions in operating profit. The operating loss for the current nine months was $173,000 compared to an operating profit of $298,000 for the same period last year.

         The compounding segment's gross sales were $30,773,000 for the current nine months, up 17.7% from $26,137,000 during the same period last year.
This volume increase was the result of greater foreign and domestic sales to the segment's major customer and foreign sales to new customers, which was partially offset by reduced domestic sales to another major customer and to lower intercompany sales to the commercial/industrial segment. Operating profit increased in the current nine months primarily due to reduced manufacturing overhead costs and direct labor costs as percentages of sales. Greater domestic selling expenses and higher foreign general and administrative expenses had negative impacts on operating profit in the current period, although these expenses remained relatively constant as a percentage of the segment's gross sales. Operating profit was $1,029,000 in the current period versus $777,000 for the same period a year ago as a result of the foregoing.

         Engineering and tooling expenses decreased 13.9% to $3,098,000 in the current nine months from $3,598,000 during the same period last year as tooling sales decreased 9.4%. Expenses decreased primarily due to reduced costs associated with the decreased use of outside contractors not required with the lower sales volume. The expenses were 5.2% of net sales in the first nine months of the current year versus 6.6% of net sales in the same period a year ago.

         Selling expenses increased 6.0% to $2,132,000 in the current period from $2,010,000 in the same period last year. The increase was largely the result of higher domestic and foreign selling salaries and greater domestic sales commissions in the compounding segment and higher selling salaries in the medical segment. The expenses were 3.6% of net sales in the current period and 3.7% of net sales for the same period last year.

         General and administrative expenses increased 12.1% to $4,514,000 in the current nine months from $4,025,000 in the same period last year. The increase was largely the result of lower gains from sales of fixed assets, the commencement of amortization of loan costs associated with the issuance of the Industrial Development Revenue Bonds issued late in the second half of last fiscal year and foreign exchange losses in the compounding segment. The expenses were 7.5% of net sales in the current period and 7.4% of net sales in the same period last year.

         Net interest expense increased to $862,000 or 1.4% of net sales in the current period from $483,000 or 0.8% of net sales in the same period a year ago. The increase was largely the result of higher interest rates, compounded by lower interest income resulting from the decrease in short-term investments during the current nine-month period.

         The net tax benefit resulted from a pre-tax loss in the commercial/industrial and medical segments and from the tax benefits of the Singapore Investment Allowance.

         The net loss for the current nine months was $1,257,000 versus $305,000 for the same period last year. As discussed above, the current period's loss resulted primarily from increased outside processing and higher assembly-related labor costs in the commercial/industrial segment and from underutilization of manufacturing plant capacity of the commercial/industrial and medical segments, as well as higher selling, general and administrative expenses.

B. LIQUIDITY AND CAPITAL RESOURCES

         The Company has previously financed its capital expenditures and working capital requirements from operating cash flow, trade credit, borrowings under a then existing credit agreement and proceeds from the industrial development revenue bond. At January 31, 1995, the Company's $1,422,000 available source of funds consisted of approximately $179,000 in funds remaining from the IDRB, $1,240,000 in cash and cash equivalents and $3,000 in unused lines of credit with its bank.

         Working capital was $10,093,000 at January 31, 1995, versus $12,867,000 at April 30, 1994. The increase in accounts receivable was the result of greater compounding sales and higher commercial/industrial sales in the third quarter of fiscal 1995, partially reduced by lower trade receivables in the medical segment. The increase in inventories was largely the result of a higher mix of assembly products in the commercial/industrial segment as their sales began to increase in the latter part of the current nine months.

         Capital expenditures aggregated $2,236,000 and $6,825,000 in the first nine months of the current and last fiscal years, respectively. Expenditures made from funds provided by the IDRB were $498,000 and $4,827,000 in the nine months of the current and prior years, respectively. Expenditures made from funds other than the IDRB were used to upgrade machinery and equipment in all segments.

         On February 1, 1995 the Company replaced its credit agreement with its bank. The new credit agreement with its bank provides for a revolving line of credit not to exceed $6,000,000 renewable on September 15, 1995, and a $7,500,000 term loan, payable in forty-eight equal monthly installments commencing March 1, 1995. Borrowings under the revolving line of credit are contingent on maintaining covenants and related to certain domestic trade receivables and inventories and proceeds of the foregoing. In addition, the credit agreement contains various covenants that, among other things, require the maintenance of certain balance sheet ratios, minimum levels of net worth (as defined in the credit agreement), restrictions which limit the payment of dividends to $100,000 annually, and limitations on the acquisition of, or investment in, other entities. The debt is secured by certain intangible assets, equipment and fixtures, inventories, as well as certain real property in Corona, California. The revolving line of credit and the term loan bear interest at the bank's prime rate plus 0.25% and 0.50% respectively.

         The Company believes the present working capital in combination with operating cash flow, trade credit, borrowings under the Company's new credit agreement, and proceeds from the issuance of the above mentioned industrial development revenue bond will be adequate to support working capital requirements and capital expenditures for the next twelve months.

                          PART II - OTHER INFORMATION





Item 6. Exhibits and Reports on Form 8-K



         (a)     EXHIBITS



                 10.41 Credit Agreement dated February 1, 1995, between Wells Fargo Bank, National Association and Registrant.

                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                       CIMCO, INC.

                                       (Registrant)



Date:  March 15, 1995                  /s/ RUSSELL T. GILBERT
                                       ---------------------------------------
                                       Russell T. Gilbert
                                       President and Chief Executive Officer



Date:  March 15, 1995                  /s/ L. RONALD TREPP
                                       ---------------------------------------
                                       L. Ronald Trepp
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)