Form 10-K
period 1995-04-30
CIMCO INC /DE/
filed 1995-07-31
CIK 791243

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

                    For the fiscal year ended APRIL 30, 1995

                                       OR

/  /     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 [No Fee Required]

           For the transition period from ___________ to ___________

                        Commission File Number: 0-16249

                                  CIMCO, INC.

             (Exact name of registrant as specified in its charter)

    Delaware (State or other jurisdiction of incorporation or organization)
                   265 Briggs Avenue, Costa Mesa, California
                    (Address of principal executive offices)
                                92626 (Zip Code)

                33-0251163 (I.R.S. Employer Identification No.)

      Registrant's telephone number, including area code:  (714) 546-4460

       Securities registered pursuant to Section 12(b) of the Act:  NONE
          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                                  Yes  X  No
                                      ---    ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   /   /

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 21, 1995, amounted to approximately $9,505,000.

         The registrant had 2,960,481 shares of common stock, $.01 par value, outstanding as of July 21, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain information required by Part II and Part III is incorporated by reference to portions of the Registrant's proxy statement for the 1995 Annual
        Meeting of Stockholders to be filed pursuant to Regulation 14A.

PART I

ITEM 1.  BUSINESS

         CIMCO, INC. ("CIMCO" or "Company") is one of the leading manufacturers of high precision thermoplastic components and subassemblies and engineered thermoplastic polymers. CIMCO's products are used in a variety of commercial, industrial, and medical products. The Company frequently supplements the engineering capabilities of its customers by engaging in the cooperative design of precision products which satisfy the customers' particular requirements. CIMCO also designs and machines the tooling necessary for the automated production of its products and formulates and compounds special-purpose engineering thermoplastic polymers for its use and for sale to others.

         The Company's products include precision components and subassemblies for a line of data cartridges and tape drives, components for the manufacture of computers, electronic printers, automotive safety equipment, plumbing and irrigation systems, and consumer products, as well as medical components manufactured for dental applications and for the healthcare industry. The Company also manufactures and markets under the trademark Misty Ox(R) a proprietary line of thermoplastic oxygen humidifiers and nebulizers for use in respiratory therapy.

         CIMCO primarily uses plastics with superior load-bearing qualities, commonly referred to as engineering thermoplastics, as its principal raw material. The Company frequently mixes additives, such as fiberglass, carbon fibers, metal flakes, glass beads, colorant and PTFE, with thermoplastic polymers to achieve unique performance characteristics specified by the customer.

         The Company was founded as a California corporation in 1959. It was reincorporated in Delaware as CIMCO, INC. in 1987.

THERMOPLASTICS INDUSTRY

         In recent years, the use of engineering thermoplastics in the manufacture of commercial, industrial, and medical products has increased significantly. Thermoplastic compounds are frequently used in place of metal and other materials. Advances in science and technology have expanded the range of possible combinations of polymers and additives, and have resulted in an increasing number of specially-formulated thermoplastics with unique performance characteristics. The relative cost, durability, quality, strength, and light weight of engineering thermoplastics make them suitable for use in a wide variety of products, including products used in the automotive, construction, healthcare, electronics, computer, office equipment, aeronautics, and defense industries.

         In selecting suppliers, purchasers of high-precision thermoplastic products frequently emphasize the quality and reliability of the product, and the service and engineering capabilities of the manufacturer, as well as price. In addition, many purchasers are reducing inventories and adopting a "just in time" policy of product purchases. With this approach, it has become increasingly more important to purchasers to assure that the products purchased are as near to "zero defect" quality as possible.

CIMCO SERVICES AND PRODUCTS

ENGINEERING, TOOLING AND MANUFACTURING

         The Company's development and production work frequently commences with the delivery by the customer of a design prototype and general product specifications. If required, CIMCO will formulate and compound an engineering thermoplastic with chemical and physical properties which enable the product to perform in accordance with the customer's specifications. The Company will also assist the customer's engineers in achieving an optimum design for high volume production at a competitive cost.

         The Company's engineers combine a knowledge of product design and tool engineering with an expertise in the proper application and processing of engineering thermoplastics. This overall capability is essential for the successful production of precision thermoplastic products since the design of a product requires knowledge of the complex interrelationships of product performance, tooling design, and materials selection. Successful product development often requires the formulation of a special- purpose thermoplastic which satisfies the customer's product design and performance criteria. Management believes that the diverse capabilities of CIMCO's product engineers have contributed significantly to the Company's growth and the development of long-term relationships with its customers.

         CIMCO utilizes computer and software systems (CAD/CAM) to facilitate the design, engineering, production and documentation for the products and tooling of many of its customers. These systems enable the Company to perform design, engineering and computer drafting tasks previously performed manually. The CAD/CAM systems also facilitate tooling manufacture by controlling some of the equipment used to machine the Company's sophisticated multi-cavity molds.

         Computerized numerical control machines are employed to create the molds used in the production of the Company's products. The tooling department enables the Company to control the quality of the molds and to produce the molds on a timely basis and at a competitive price. CIMCO also utilizes conventional grinding, milling, turning, and boring equipment. Customers purchase the molds prior to commencement of production and CIMCO warrants the performance of its molds. The Company's tooling capabilities facilitate tool maintenance and the implementation of customer-directed mold modifications.
All of these factors allow the Company to meet customers' product quality specifications and to satisfy customers' "just in time" product delivery requirements. Sales of molds to the Company's customers represented approximately 4% of the Company's net sales in the fiscal year ended April 30, 1995, and 5% and 4% of the Company's net sales in fiscal years ended April 30, 1994 and 1993, respectively.

         CIMCO uses a variety of injection molding machines in the production of its precision thermoplastic products. To assure high standards of production efficiency and quality control, the Company maintains a staff of manufacturing engineers and technicians which selects new injection molding equipment, retrofits existing equipment by adding microprocessor-controlled monitoring and control systems, and develops and modifies production equipment by adding robotics and automated materials handling and assembly equipment.

PRECISION COMPONENTS

         The Company produces high precision thermoplastic components and subassemblies used by more than 100 original equipment manufacturers. CIMCO currently manufactures components and subassemblies for four versions of one customer's line of data cartridges and tapes. The Company was actively involved in the design of the cartridges and the development of the reinforced thermoplastics used in the cartridges. For example, CIMCO developed data cartridge components capable of conducting static electricity from the cartridge tape into the chassis of a computer so that the electricity does not interfere with the recording of data on the tape. The Company also participated in the design of a data cartridge component which enables the tape to track accurately for the optimum storage of data. The components for the data cartridge and the tape driver must be sufficiently precise to enable data to be stored on a one-quarter inch tape in 32 separate tracks, each of which is eight one-thousandths of an inch in width.

         The Company also produces components for printers manufactured by a group of computer and electronics companies, and molds components for the ribbon cartridges assembled and sold by a major office equipment manufacturer for use with several of its machines. The Company also produces a variety of precision components for commercial and industrial uses, including knobs, dials, computer drive parts, business machine enclosures, and commercial irrigation equipment components.

         The Company has developed an improved toilet valve for another customer in the plumbing industry. Previously, this customer manufactured and marketed a variety of brass and copper toilet valves which corroded after long immersion in water. In 1981, CIMCO started producing valve components molded from engineered thermoplastics, eliminating the need for metal parts. The Company obtained a patent on its valve design and assigned the patent to the customer in exchange for a five-year exclusive contract to produce the valve components. The contract was most recently renewed in March 1991 for an additional five years. The Company currently serves as a primary supplier of toilet valve components to this manufacturer, which in turn assembles the valves and sells them to major manufacturers in the United States, Mexico, South America, and Europe.

         CIMCO produces a device designed to mix and dispense ceramic material manufactured by the dental division of a healthcare company for rebuilding and filling human teeth; the Company also manufactures a disposable dual syringe used for dispensing premixed dental impression material, and the shade guides and certain of the temporary crowns used in kits. In addition, the Company produces the housings and caps for an inhalation applicator manufactured by a pharmaceutical manufacturer, and a line of ultraviolet protective eyeglasses distributed by a customer under its trade name. The Company also manufactures a variety of disposable thermoplastic components.

         Sales of precision thermoplastic components accounted for approximately 39% of the Company's net sales in the fiscal year ended April 30, 1995, and 45% and 53% of the Company's net sales in the fiscal years ended April 30, 1994 and 1993, respectively.

SPECIALTY COMPOUNDS

         The Company develops custom engineered thermoplastics which have unique combinations of processing and physical characteristics. The thermoplastic formulations frequently include additives and reinforcements such as fiberglass, carbon fibers, metal flakes, glass beads, colorants and PTFE. The Company formulates and compounds approximately 2,400 engineered thermoplastics, the specifications of which are described in a product manual prepared by CIMCO for its customers. To meet a customer's special requirements, CIMCO also will develop custom reinforced thermoplastics which have unique combinations of processing and physical properties. For example, a customer may require a special-purpose thermoplastic with enhanced strength, lubricity, resilience, electrical, shielding, or magnetic properties. CIMCO maintains a research and development program to develop engineered thermoplastics with enhanced characteristics and follows strict quality control procedures to assure the specialty compounds conform to customer specifications. The headquarters and main manufacturing facility of the specialty compounding operation is near Corona, California, with a satellite manufacturing plant at Charlotte, North Carolina. Additionally, in December 1990 the Company formed a wholly-owned subsidiary and leased a facility in Singapore to manufacture specialty compounds for use in Southeastern Asia; production at this facility began in November 1991. A computer and electronic equipment company, together with various custom processors world wide that supply that company, use compounds purchased directly from the Company and represents the largest group purchasing these products.

         Sales of the Company's thermoplastic compounds accounted for approximately 52%, 46% and 39% of the Company's net sales in the fiscal years ended April 30, 1995, 1994 and 1993, respectively.

PROPRIETARY MEDICAL PRODUCTS

         CIMCO produces a line of proprietary respiratory products marketed under the trademark Misty Ox(R) for sale to both distributors and end users. These products, consisting of pre-filled disposable humidifiers, pre-filled disposable nebulizers and a line of disposable nebulizer and jet humidifier heads used with containers of sterile solutions obtained from other sources, are used primarily in hospitals and convalescent centers to add sterile moisture to oxygen supplied to patients. The humidifiers are filled with sterile water and the pre-filled nebulizers are filled with sterile water or a sterile saline solution. The completed units are subjected to gamma radiation for sterilization and packaged for shipment to distributors. The Company also manufactures a line of heaters for use with the nebulizer and jet humidifier heads, and performs assembly and packaging operations in a clean room atmosphere for third parties.

         Sales of these products represented approximately 5% of the Company's net sales in the fiscal year ended April 30, 1995, and 4% of the Company's net sales in each of the fiscal years ended April 30, 1994 and 1993.

RAW MATERIALS

         The Company's raw materials are primarily engineered thermoplastic polymers such as acetals, various types of nylon, and polycarbonates. CIMCO also purchases additives to achieve special performance characteristics of these polymers, and inserts which are molded into parts as they are produced. Although the Company obtains most of its requirements from a select group of major manufacturers, management believes comparable materials are available from qualified alternative sources.

CUSTOMERS AND MARKETING

         The Company's largest customers (and the sales to each of those customers as an approximate percentage of the Company's net sales for fiscal
1995) are Hewlett-Packard and certain of its molders (37.3%) and 3M Company (15.2%). The loss of either of these customers would have a material adverse effect upon the Company.

         The Company's precision thermoplastic components are marketed by a sales department consisting of five sales engineers, two independent sales representatives, four customer service representatives and seven program support and estimating personnel, aided by Company officers who maintain contact with major customers. The Company markets these products at trade shows, through direct mailings to prospective customers, and by direct calls on prospective customers.

         The Company's engineering department also aids in the marketing effort by interfacing with the engineers of a prospective customer and assisting with product design.

         The Company's custom thermoplastic compounds are sold primarily to molders of thermoplastic products, including affiliates of the Company. The custom compounds marketing group consists of eight sales persons and one independent sales representative.

         The Company's Misty Ox(R) proprietary products are sold in the United States primarily through distributors to hospitals and to convalescent centers by independent distributors and directly to end users. The Company's national and regional sales managers supervise independent sales representatives who sell the products to and service the distributors and customers, and promote the products directly to hospitals and convalescent centers.

BACKLOG

         The Company's backlog orders amounted to approximately $11,475,000 on April 30,1995 as compared to approximately $10,905,000 on April 30, 1994. These amounts include only the current releases of long-term requirement contracts, and as a result, management believes the backlog orders will be shipped during the fiscal year 1996.

COMPETITION

         CIMCO competes with a substantial number of companies, some of which are larger and have greater financial resources. In addition, the Company competes with foreign manufacturers, many of which benefit from lower labor costs. Management believes, however, that only a limited number of competitors offer the broad range of capabilities in engineering, tooling, materials, and manufacturing offered by the Company.

         The Company encounters competition in the sale of its custom reinforced thermoplastics from various companies, some of which are larger and have substantially greater financial resources than the Company and many of whom have been in existence longer than CIMCO and are more widely known in the industry.

FEDERAL REGULATION

         The development, testing, production and marketing of medical devices are subject to regulation by the federal Food and Drug Administration ("FDA") under the Federal Food, Drug and Cosmetic Act (the "Act") and by the California Department of Health Services under the Sherman Food, Drug and Cosmetic Law, and may be subject to regulation by similar agencies in other states and foreign countries. The governing statutes and regulations generally require manufacturers to comply with regulatory requirements designed to assure the safety and effectiveness of medical devices.

         Under the Act, a medical device is classified as either a Class I device which is subject only to general controls, a Class II device which, in addition to applicable general controls, may be made subject to certain specified performance standards, or a Class III device which, in addition to applicable general controls, requires FDA pre-market approval. CIMCO markets the Misty Ox(R) humidifier, jet humidifier head, nebulizer and nebulizer head as Class II devices. The FDA has authority to adopt performance standards with respect to any Class II device. Although no performance standards have been adopted with respect to these products, adoption of standards in the future may require modification of the product and may adversely affect product cost or performance.

         CIMCO complies with extensive "good manufacturing practices" imposed by the FDA with respect to the manufacture of certain of its products. Those "good manufacturing practices" consist of procedures CIMCO is required to adhere to for methods used in, and the facilities and controls used for the manufacture, packing, storage, and installation of those products. The Company believes that it is in compliance with these "good manufacturing practices" and maintains compliance through periodic reviews of its procedures. The Company is subject to periodic inspections by the FDA and the Food and Drug Section of the California Department of Health Services, the principal purposes of which are to assure the safety and effectiveness of certain of CIMCO's products through an examination of CIMCO's manufacturing practices. The Company may be precluded from manufacturing and selling certain of its products if it fails to comply with the "good manufacturing practices."

         As required by California law, CIMCO has applied for and obtained a license from the California Department of Health Services to engage in the manufacture and sale of certain of its products.

ENVIRONMENTAL REGULATIONS

         Compliance with Federal, state and local environmental regulations involving protection of the environment has not had, and is not expected to have in the next fiscal year, a material impact on the Company's capital expenditures, earnings or competitive position. No material capital expenditure for environmental control facilities were incurred during the current fiscal year and none are expected to be incurred in the next fiscal year.

INSURANCE

         The Company has product liability insurance providing for aggregate coverage of $22,000,000. While management believes that this coverage is adequate, there can be no assurance that the amount of the coverage will be sufficient to satisfy any claims made against the Company or that product liability insurance will continue to be available.

PATENTS

         Although the Company has a number of United States patents and pending patent applications relating to certain products, tooling, and manufacturing processes, the Company does not consider its competitive position to be dependent upon patent protection. The Company instead relies principally upon the expertise in engineering, tooling, materials, and manufacturing for its success and growth.

EMPLOYEES

         At April 30, 1995, the Company had 667 employees. Each plant location has been able to recruit its production employees from the surrounding areas. Management of the Company believes that the local population base at each location will continue to satisfy the Company's production needs for the foreseeable future.

         Turnover of specialized employees and management personnel has historically been low. The Company's ability to conduct its business, however, would be impaired if a significant number of specialized employees were to leave the employ of the Company and could not be replaced by comparable personnel. The technology used in CIMCO's products and processes limit the availability of satisfactory engineering and other candidates for key positions. The Company expects that investments of time and expense in internal training will continue to be the primary means of developing key employees.

         None of the Company's employees is subject to a collective bargaining agreement, and the Company has experienced no work stoppages. The Company believes that its employee relations are good.

ADDITIONAL INFORMATION

         For additional information regarding the Company's industry and geographical segments see the notes to the Company's Consolidated Financial Statements.

ITEM 2.  PROPERTIES

         The principal properties owned or occupied by the Company are as follows:

                                  Owned/           Square
         Location                 Leased           Footage          Business Segment
         --------                 ------           -------          ----------------
         Dayton, NV               Owned             114,000         Commercial/Industrial
         Costa Mesa, CA           Leased             60,000         Commercial/Industrial
         Costa Mesa, CA           Leased             20,250         Commercial/Industrial
         Costa Mesa, CA           Leased             13,500         Commercial/Industrial
         Costa Mesa, CA           Leased             10,800         Commercial/Industrial
         Costa Mesa, CA           Owned              20,000         Medical
         Costa Mesa, CA           Owned              16,000         Medical
         Corona, CA               Owned              32,000         Compounding
         Charlotte, NC            Leased             20,100         Compounding
         Singapore                Leased             43,000         Compounding

         The Company's executive offices and production and warehouse facilities occupy approximately 141,000 square feet of space in six buildings located on adjacent sites in Costa Mesa, California; two of the sites are owned by the Company, three of the sites are leased, and one is rented on a month-to-month basis. The leases for the three leased sites expire in August 1995, November 1995 and November 1998, respectively.

         CIMCO owns an approximately 32,000 square foot building located in the vicinity of Corona, California occupied by its specialty compounding operation. The Company also owns a five acre site in Corona which it intends to sell. The Company constructed a 114,000 square foot facility in Dayton, Nevada in fiscal year 1994. During fiscal years 1994 and 1995, a portion of Southern California molding operations were transferred to the Dayton facility. The objectives of this relocation were to reduce costs and to improve manufacturing efficiencies.

         The Company leases an approximately 20,100 square foot building in Charlotte, North Carolina for manufacturing in the compounding segment pursuant to a lease which expires in

September 1997. The Company leases a 43,000 square foot building for the production of specialty compounds in Singapore pursuant to a lease which expires in October 1996.

         The Company's executive offices and largest facilities are rented from Mesa Leasing Company, a partnership in which the Company and Russell T. Gilbert, the President and Chief Executive Officer and a director of the Company, are equal partners. See the notes to the Consolidated
Financial Statements.

         The Company believes these facilities are suitable for their respective uses, have adequate capacity for current requirements and have sufficient additional space for the Company to add equipment and manufacturing capacity for the immediate future. Certain of the Company's manufacturing facilities are not being fully utilized. For further discussion see Management's Discussion and Analysis of Financial Condition and Results of Operations contained herein.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not currently subject to any legal actions which are expected to have a material adverse effect on its operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Shares of the Company's Common Stock are traded in the over-the-counter market and trading prices are quoted on the Nasdaq National Market System under the symbol CIMC. The high and low sales prices for shares of the Company's Common Stock, as reported on the National Market System are listed below for the periods indicated.

                                                                   Fiscal 1995
                                                              High             Low
                                                           --------------------------
                     ----------------------------------------------------------------
                     First Quarter                            $6.375           $5.50
                     Second Quarter                            6.00             4.50
                     Third Quarter                             5.50             4.00
                     Fourth Quarter                            5.50             4.00


                                                                   Fiscal 1994
                                                              High             Low
                                                           --------------------------
                     ----------------------------------------------------------------
                     First Quarter                            $9.00            $7.00
                     Second Quarter                            9.50             6.50
                     Third Quarter                             8.75             6.25
                     Fourth Quarter                            7.50             5.75

         On July 21, 1995, the closing price for the Company's Common Stock was $4.00 per share, and there were approximately 275 stockholders of record.

         No cash dividends have been declared on the Company's stock during the two most recent fiscal years, and there is no intention to pay cash dividends in the forseeable future. Covenants in the Company's loan agreement currently restrict its ability to pay dividends in excess of $100,000 annually. See the notes to the Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

         OMITTED PURSUANT TO FORM 12b-25 FILED CONCURRENTLY WITH THIS REPORT ON FORM 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         OMITTED PURSUANT TO FORM 12b-25 FILED CONCURRENTLY WITH THIS REPORT ON FORM 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         OMITTED PURSUANT TO FORM 12b-25 FILED CONCURRENTLY WITH THIS REPORT ON FORM 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Incorporated by reference from the information contained under the section captioned "Ratification of the Appointment of Independent Accountants" of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated by reference from the information contained under the section captioned "Election of Directors" and "Officers and Key Employees" of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

         The Company maintains certain employee benefit plans and programs in which executive officers participate. Copies of these plans and programs are incorporated by reference as Exhibits 10.1, 10.2, 10.3, 10.11, 10.16 and 10.17, hereto. Further information is incorporated by reference from the information contained under the section captioned "Executive Compensation" of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference from the information contained under the section captioned "Principal Stockholders" of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED ACTIONS

         Incorporated by reference from the information contained under the section captioned "Certain Transactions" of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as a part of this Report:

         (1)  Financial Statements

                 The financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedules on page F-1 are filed as part of this Report and incorporated herein by reference.

         (2)  Financial Statement Schedule

                 The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedules on page F-1 are filed as part of this Report and incorporated herein by reference.

         (3)  Exhibits

                 The exhibits listed on the accompanying Exhibit Index are incorporated herein by reference.

                                                                                                  Sequentially
Exhibit                                                                                             Numbered
Number                            Description                                                         Page
- ------                            -----------                                                         ----
3.1      Registrant's Articles of Incorporation Presently in Effect (Incorporated by reference from Exhibit 3.1 to the Company's Registration Statement on Form 8-B (File No. 0-16249)
         filed on September 26, 1987 (the Form 8-B))

3.2      Registrant's Bylaws Presently in Effect (Incorporated by reference from Exhibit 3.2 to the Form 8-B)

4.1      Rights Agreement dated as of December 5, 1992, between the Registrant and First
         Interstate Bank of California, as Rights Agent (Incorporated by reference from Exhibit 1 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange
         Commission on December 16, 1992)


10.1     CIMCO Employee Stock Ownership Plan (Incorporated by reference from Exhibit 10.1 to the
         Company's Registration Statement on Form S-1 (File No. 33-4059) filed on April 2, 1986
         (the "April 2, 1986 S-1"))

10.2     CIMCO 1982 Incentive Stock Option Plan (Incorporated by reference from Exhibit 10.2 to the April 2, 1986 S-1)

10.3     CIMCO 1986 Incentive Stock Option Plan (Incorporated by reference from Exhibit 28.1 to the Company's Registration Statement on Form S-8 (File No. 33-8628) filed on September
         10, 1986)

10.4     Lease Agreement dated August 15, 1978 between Nordic Investment Company and Registrant
         (Incorporated by reference from Exhibit 10.13 to the April 2, 1986 S-1)

10.5     Lease Agreement dated December 1, 1983 between John C. Rau, Ivan M. Rau and Registrant
         (Incorporated by reference from Exhibit 10.2 to the April 2, 1986 S-1)

10.6     Lease Agreement dated December 16, 1974 between Fred M. Swenson and Russell T. Gilbert, a general partnership d.b.a. Mesa Leasing Company and Registrant (Incorporated by
         reference from Exhibit 10.5 to the April 2, 1986 S-1)

10.7     Lease Agreement dated December 7, 1984 between Mesa Leasing Company and Registrant
         (Incorporated by reference from Exhibit 10.16 to the April 2, 1986 S-1)

10.8     Lease Agreement dated October 1, 1961 between Frederick M. Swenson and Russell T.
         Gilbert (Incorporated by reference from Exhibit 10.21 to the April 2, 1986 S-1)

10.9     Instrument of Assignment and Amendment to Agreement of Partnership of Mesa Leasing
         Company dated December 3, 1984 (Incorporated by reference from Exhibit 10.23 to the
         April 2, 1986 S-1)

10.10    Lease Agreement dated September 1, 1987 between Henry Lee Harkey and Registrant
         (Incorporated by reference from Exhibit 10.24 to the Company's Annual Report on
         Form 10-K for the year ended April 30, 1988 (the "1988 Form 10-K"))

10.11    CIMCO, INC. 1988 Incentive Stock Option Plan (Incorporated by reference from Exhibit 4.1 to the Company's Registration on Form S-8 (File No. 33-26111) filed on December 12,
         1988)

10.12    Lease Agreement dated November 2, 1990 between Gordon, Colwell and Ray, a partnership, and Registrant (Incorporated by reference from Exhibit 10.22 to the Company's Annual
         Report on Form 10-K for the year ended April 30, 1991 (the "1991 Form 10-K"))

10.13    Manufacturing Agreement dated February 28, 1990 between 3M Company and Registrant
         (Incorporated by reference from Exhibit 10.15 to the Company's Annual Report on
         Form 10-K for the year ended April 30, 1992 (the "1992 Form 10-K"))


10.14    Renewal of Letter of Intent to Purchase Parts dated March 14, 1991 between Coast Foundry
         & Manufacturing Company and Registrant (Incorporated by reference from Exhibit 10.17 to the Company's 1992 Form 10-K)

10.15    February 3, 1992 Amendment to Lease dated September 1, 1987 between Henry Lee Harkey and
         Registrant (Incorporated by reference from Exhibit 10.28 to the Company's 1992
         Form 10-K)

10.16    CIMCO, INC. 1991 Stock Incentive Program (Incorporated by reference from Exhibit 10.29 to the Company's 1992 Form 10-K)

10.17    CIMCO and Subsidiaries 401(k) Plan (Incorporated by reference from Exhibit 4.1 to the
         Company's Registration Statement on Form S-8 (File No. 33-40448) filed on May 8, 1991)

10.18    Industrial Land Purchase Agreement dated August 30, 1992 and Counter Offer dated October
         12, 1992, between John Lawrence (Nevada) Inc. and Registrant (Incorporated by reference from Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the quarter ended
         January 31, 1993)

10.19    Reimbursement Agreement dated September 1, 1993, between Wells Fargo Bank, National
         Association and Registrant (Incorporated by reference from Exhibit 10.41 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1993)

10.20    Loan Agreement dated September 1, 1993, between Director of the State of Nevada,
         Department of Commerce and Registrant (Incorporated by reference from Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1993)

10.21    Tenancy Agreement dated March 11, 1994, between Jurong Town Corporation and Registrant
         (Incorporated by reference from Exhibit 10.37 to the Company's Annual Report on
         Form 10-K for the year ended April 30, 1994)

10.22    Credit Agreement dated February 1 1995, between Wells Fargo Bank, National Association and Registrant (Incorporated by reference from Exhibit 10.41 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended January 31, 1995)

21.1     Subsidiaries of the Registrant

(b)      Reports on Form 8-K.

         No current report on Form 8-K was filed during the fourth quarter of the Registrant's fiscal year.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Form 10-K Report to be signed on its behalf by the undersigned thereunto duly authorized.

July 28, 1995                     CIMCO, Inc.

                                  By:      RUSSELL T. GILBERT
                                     -------------------------------------------
                                           Russell T. Gilbert
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of registrant and in the capacities indicated on July 28, 1995.

           Signatures                                    Capacities
           -----------                                   ----------
        RUSSELL T. GILBERT                President, Chief Executive Officer and Director
- ----------------------------------                 (Principal Executive Officer)
        Russell T. Gilbert

         L. RONALD TREPP                        Chief Financial Officer (Principal
- ----------------------------------               Financial and Accounting Officer)
         L. Ronald Trepp

         UTTA K. HARRISON                             Secretary and Director
- ----------------------------------
         Utta K. Harrison

                                                             Director
- ----------------------------------
          James L. Doti

                                                             Director
- ----------------------------------
      Kenneth E. Hendrickson

                                                             Director
- ----------------------------------
          Adolph Posnick

        FRANKLIN I. REMER                                    Director
- ----------------------------------
        Franklin I. Remer

      FREDERICK M. SWENSON                                   Director
- ----------------------------------
      Frederick M. Swenson