Form 10-K/A
period 1995-04-30
CIMCO INC /DE/
filed 1995-08-15
CIK 791243

The following items were the subject of a Form 12b-25 and are included herein:
Items 6, 7 and 8


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-K/A

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

Item 6.

FIVE - YEAR SELECTED FINANCIAL DATA

                                                                                   Year ended April 30,
                                                         --------------------------------------------------------------------------
(In thousands, except per share data)                      1995             1994             1993            1992            1991
===================================================================================================================================
Net sales                                                $ 83,231         $ 73,880         $ 76,887        $ 70,132        $ 64,515
Operating profit (loss)                                    (1,047)          (1,162)           2,942           2,339           4,730
Other expenses, net                                         1,181              674              846             646             466
Earnings (loss) before provision for income taxes          (2,228)          (1,836)           2,096           1,693           4,264
Net earnings (loss)                                        (1,548)          (1,214)           1,476           1,100           2,559
Earnings (loss) per share
     Primary                                             $  (0.52)        $  (0.41)        $   0.50        $   0.37        $   0.85
Weighted average shares outstanding
     Primary                                                2,961            2,980            2,976           2,975           3,021
Capital expenditures                                     $  2,871         $  8,953         $  3,660        $  4,652        $  3,236


                                                                      Year ended April 30,
                                          --------------------------------------------------------------------------
(Dollars in thousands)                       1995              1994           1993            1992            1991
====================================================================================================================
Working capital                           $ (1,456)*        $ 12,867        $ 10,417        $ 10,276        $  7,339
Plant, property and equipment, net          25,869            27,489          22,771          23,180          21,393
Total assets                                58,583            56,648          49,348          47,001          40,993
Long-term debt (net)                           --*            13,536           5,719           6,178           2,017
Stockholders' equity                        25,315            27,107          28,208          26,706          25,765


* Working capital has been reduced by $12.1 million due to a reclassification of long-term debt (see Note 8 to the financial statements).

Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - The following tables show the amounts of certain items included in the Company's statements of operations and percentages of those items as they relate to net sales for the three years ended April 30, 1995, as well as the amounts and percentages of increase or decrease of those items.


AMOUNTS AND PERCENTAGES OF CERTAIN ITEMS AS THEY RELATE TO NET SALES

                                                                                   Year ended April 30,
                                                      -------------------------------------------------------------------
                                                              1995                      1994                    1993
                                                      -------------------------------------------------------------------
(Dollars in thousands)                                 Amount       %            Amount       %          Amount       %
=========================================================================================================================
Net sales                                             $ 83,231     100.0       $ 73,880     100.0       $ 76,887    100.0
Manufacturing costs                                     70,815      85.1         61,212      82.9         61,471     79.9
Engineering and tooling expenses                         4,638       5.6          4,527       6.1          4,447      5.8
Selling expenses                                         2,892       3.5          2,709       3.7          2,475      3.3
General and administrative expenses                      5,933       7.1          6,594       8.9          5,777      7.5
Interest expense, net                                    1,181       1.4            674       0.9            621      0.8
                                                      -------------------------------------------------------------------
Earnings (loss) before provision for income taxes       (2,228)     (2.7)        (1,836)     (2.5)         2,096      2.7
Provision (benefit) for income taxes                      (680)     (0.8)          (622)      0.9            620      0.8
                                                      -------------------------------------------------------------------
Net earnings (loss)                                   $ (1,548)     (1.9)      $ (1,214)     (1.6)      $  1,476      1.9
                                                      ===================================================================



AMOUNT AND PERCENTAGE OF INCREASE (DECREASE) OF CERTAIN ITEMS

                                                                                   Year ended April 30,
                                                      ---------------------------------------------------------------
                                                          1995 vs 1994           1994 vs 1993           1993 vs 1992
                                                      ---------------------------------------------------------------
(Dollars in thousands)                                 Amount       %         Amount        %         Amount       %
=====================================================================================================================
Net sales                                             $ 9,351     12.7       $(3,007)     (3.9)      $ 6,755      9.6
Manufacturing costs                                     9,603     15.7          (259)     (0.4)        5,072      9.0
Engineering and tooling expenses                          111      2.5            80       1.8           (15)    (0.3)
Selling expenses                                          183      6.8           234       9.5           274     12.4
General and administrative expenses                      (661)   (10.0)          817      14.1         1,046     22.1
Interest expense, net                                     507     75.2            53       8.5           (25)    (3.9)
                                                      -------                -------                 -------
Earnings (loss) before provision for income taxes        (392)    21.4        (3,932)    (187.6)         403     23.8
Provision (benefit) for income taxes                      (58)     9.3        (1,242)    (200.3)          27      4.6
                                                      -------                -------                 -------
Net earnings (loss)                                   $  (334)    27.5       $(2,690)    (182.2)     $   376     34.2
                                                      =======                =======                 =======


        The Company's consolidated net sales increased 12.7% to $83,231,000 in fiscal 1995 from $73,880,000 in fiscal 1994 and increased 8.3% from $76,887,000 in fiscal 1993 after eliminating intersegment sales of $2,773,000, $2,993,000, and $4,923,000, respectively, due to volume and price increases.

        Consolidated manufacturing costs in fiscal 1995 increased 15.7% from 1994, and 15.2% from 1993. Manufacturing costs in fiscal 1995 as a percentage of sales increased 2.2% and 5.2% from 1994 and 1993, respectively. The increase in manufacturing costs in fiscal 1995 as compared to 1994 is primarily due to increases in raw material costs, direct labor and costs associated with the use of outside contractors, partially offset by a reduction in workers' compensation expense. The increase in manufacturing costs in fiscal 1995 as compared to 1993 is largely due to increases in raw material costs, direct labor and costs associated with the use of outside contractors. Selling, general and administrative expenses increased 7.2% and 9.9% during the respective periods for the reasons explained below.

        The Company sustained a net loss of $1,548,000 in fiscal 1995 compared to a net loss of $1,214,000 in fiscal 1994 and net earnings of $1,476,000 in fiscal 1993, primarily for the reasons noted above. Net earnings (loss) were (1.9)%,(1.6)%, and 1.9% of net sales in fiscal years 1995, 1994 and 1993, respectively. Primary earnings (loss) per share were $(.52),$(.41), and $.50 in fiscal years 1995, 1994 and 1993, respectively, indicating a trend of decreased earnings.

COMMERCIAL/INDUSTRIAL SEGMENT

        Gross sales increased $198,000 or 0.7% to $29,920,000 in the current fiscal year from fiscal 1994 and decreased $6,779,000 or 18.5% from 1993. The sales decrease from fiscal year 1993 was primarily the result of lower sales to the Segment's largest customer as its requirements trended downward, as well as a decline in sales of certain products to its second largest customer.

        The operating loss increased to $3,127,000 in fiscal 1995 from $2,775,000 in fiscal 1994, compared to an operating profit of $766,000 in fiscal 1993. The 1995 operating loss increased from that of 1994 primarily due to the increase in labor and outside costs associated with certain major contract assembly programs, some of which commenced and terminated during the current fiscal year. In fiscal 1995, the Company was not able to overcome certain cost increases, as described above, and improve utilization of plant capacity. The increase in the 1995 operating loss is partially offset by the absence of 1994 restructuring costs, as well as a reduction in workers' compensation expenses in the current year. The operating loss in 1995 as compared to the operating profit in fiscal 1993 is attributable to lower sales in the current fiscal year, which resulted in an underabsorption of fixed manufacturing costs. In addition, an adverse change in product mix negatively impacted operating profits in 1995 compared to 1993. Engineering and tooling operations, which are included in this segment, continue to adversely impact operating profits.

MEDICAL SEGMENT

        Gross sales increased 3.6% to $11,935,000 in the current fiscal year from fiscal 1994 and decreased 3.3% from fiscal 1993. The increase from 1994 was primarily the result of greater respiratory product sales, partially offset by lower molding sales. The decrease from 1993 was primarily the result of lower molding sales.

        Operating profit decreased 61.2% to $95,000 in fiscal 1995 from a profit of $245,000 in fiscal 1994 due to increases in direct labor and indirect manufacturing costs and increased expenses related to the expansion in the sales staff of the respiratory products group. After the first quarter 1995 operating loss of $330,000, the Medical Segment posted increasing operating profits in each of the remaining fiscal 1995 quarters as a result of work force reduction, management changes and improved manufacturing efficiencies beginning in the second quarter. Operating profit in fiscal 1995 increased 155.2% from fiscal 1993 primarily due to improved margins of respiratory products.

COMPOUNDING SEGMENT

        Gross sales increased 23.9% to $44,149,000 in the current fiscal year from fiscal 1994 and 34.7% from fiscal 1993. The increase in sales is attributable to greater foreign and domestic sales to the Segment's largest customer and its molders and foreign sales to new customers, which was partially offset by reduced domestic sales to another major customer and to lower sales to the Commercial/Industrial Segment.

        Operating profit increased 45.2% to $1,986,000 in the current fiscal year from fiscal 1994 due to the increase in sales volume and greater absorption of fixed overhead costs, partially offset by rising raw material costs. Selling, general & administrative expenses increased slightly in support of the continued rapid growth of the Singapore operation. Operating profit in the current fiscal year decreased 15.4% from fiscal 1993 due primarily to price reductions, increased selling, general and administrative expenses, and rising raw material costs. The operations in Singapore have significantly contributed to the performance of this Segment.

CONSOLIDATED INFORMATION

        Engineering and tooling expenses in fiscal 1995 increased 2.5% from 1994 and 4.3% from 1993.

        Selling expenses increased 6.8% to $2,892,000 in fiscal 1995 from $2,709,000 in fiscal 1994, and 16.8% from $2,475,000 in fiscal 1993. These expenses increased primarily in the Compounding Segment wherein gross sales increased 23.9% and 34.7% in fiscal 1995 from 1994 and 1993, respectively. Additionally, sales expenses increased in the Commercial/Industrial Segment as part of an ongoing effort to expand and diversify that Segment's sales.

        General and administrative expenses in the current fiscal year were $5,933,000, a 10.0% decrease from the fiscal 1994 expenses of $6,594,000, which included restructuring costs of $1,073,000, and a 2.7% increase over the fiscal year 1993 expenses of $5,777,000. The decrease of general and administrative expenses in fiscal 1995 compared to 1994 primarily relates to the absence of $1,073,000 in restructuring costs which occurred in 1994, partially offset by increases in expenses to support the growth of the Compounding Segment. The current fiscal year increase as compared to fiscal 1993 also primarily relates to increases in expenses to support the rapid growth of the Compounding Segment.

        Interest expense, net of interest income, increased to $1,181,000 in fiscal 1995 from $674,000 in fiscal 1994 and $621,000 in fiscal 1993. The increase for 1995 compared to 1994 was largely the result of higher interest rates, compounded by lower interest income resulting from the decrease in short-term investments during the current year. The increase for 1995 as compared to 1993 was the result of increased debt and higher interest rates, compounded by lower interest income resulting from the decrease in short-term investments during the current year.

        The effective tax rate for fiscal 1995 was a benefit of 30.5% as compared to a benefit of 33.9% and a provision of 29.6% in fiscal 1994 and 1993, respectively. The fiscal 1995 and 1994 losses resulted in an income tax receivable as compared to an income tax payable in fiscal year 1993.

INFLATION

        Changes in petroleum prices will normally impact resin prices, particularly those of a commodity nature; however, the majority of resins used by the Company are classified as

"engineering thermoplastics," which have been historically more stable in price. The Company's long-term sales contracts with certain major customers provide for price adjustments when raw material price changes exceed a predetermined amount. These contracts are intended to protect the Company against the negative effect of large price increases, although changes less than those provided for will result in the Company's absorbing the difference until the changes reach levels allowing for appropriate adjustments. Sales under these contracts were approximately 17%, 29%, and 35% of net sales in fiscal years 1995, 1994 and 1993, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has previously financed its capital expenditures and working capital requirements from operating cash flow, trade credit, cash reserves, and borrowings under its line of credit. In fiscal 1994, the Company borrowed $5,625,000 representing an industrial development revenue bond ("IDRB") issued by the state of Nevada. The proceeds of this bond were used to construct and equip the new molding facility in Dayton, Nevada. Remaining proceeds of $32,000 are included in cash at April 30, 1995. Available sources of funds at April 30, 1995 consisted of approximately $803,000 in cash and cash equivalents, and $587,000 in unused lines of credit with its bank. See note 8 to the Consolidated Financial Statements.

        Working capital was $(1,456,000) at April 30, 1995 and $12,867,000 at
April 30, 1994. Working capital as a percentage of net sales was (1.7)% and 17.4% at April 30, 1995 and 1994, respectively. The decrease in working capital from 1994 to 1995 was largely the result of the $12,106,000 reclassification of long-term debt to the current portion of long-term debt, and to a lesser extent, reduced cash and short-term cash investments, and an increase in note payable to the bank. The decrease in working capital was partially offset by a net increase in accounts receivable over an increase in accounts payable. The increase in accounts receivable at April 30, 1995 was primarily the result of greater sales in the fourth quarter and extended credit terms to a new foreign customer of the Compounding Segment. The federal income tax receivable of $761,000 was the result of a tax benefit from the net loss in fiscal 1995. In fiscal 1996, additional working capital will be needed to support the continued growth of the Compounding Segment, the source of which is anticipated to be derived from the additional borrowings described below.

        Capital expenditures aggregated $2,871,000, $8,953,000, and $3,660,000 in fiscal 1995, 1994 and 1993, respectively. Expenditures for the Dayton plant were $1,523,000, $4,114,000 and $939,000, for fiscal years 1995, 1994 and 1993, respectively. The balance of the expenditures were used to upgrade machinery and equipment in all segments. The Company has made a commitment to establish a facility in Saint Etienne, France, which will require approximately $2,000,000 in capital expenditures in fiscal 1996, the source of which is anticipated to be derived from the additional borrowings described below.

        On February 1, 1995, the Company replaced its credit agreement with its bank. The new credit agreement ("Credit Agreement") provides for a $6,000,000 revolving line of credit expiring September 15, 1995 ("Line of Credit"), a $7,500,000 term loan ("Term Loan"), and a standby letter of credit in the amount of $5,736,000 which secures the $5,625,000 industrial development revenue bond discussed above. As of April 30, 1995, the Company had borrowed $3,816,000 under the Line of Credit, which bears interest at the bank's prime rate plus 1/4% (9.25 % at April 30,1995). The Term Loan is payable in forty-eight equal monthly installments commencing March 1, 1995, and bears interest at the bank's prime rate plus 1/2% (9.50% at April 30, 1995). Borrowings under the Credit Agreement are collateralized by substantially all of the Company's assets, except for certain of the Costa Mesa land and buildings and all of the Singapore assets.

        In addition to the borrowings described above, at April 30, 1995 the Company has a standby letter of credit in favor of the State of California for Workers' Compensation totaling $1,433,000, and other letters of credit totaling $164,000. After deducting the borrowing and outstanding letters of credit as of April 30, 1995, the Company had additional borrowing capacity of $587,000 under the Line of Credit.

        The Credit Agreement contains various covenants that, among other things, require the maintenance of certain balance sheet ratios, minimum levels of net worth (as defined in the agreement), restrictions which limit the payment of dividends to $100,000 annually, and limitations on the acquisition of, or investment in, other entities.

        At April 30, 1995, the Company was not in compliance with certain financial covenants of the Credit Agreement. The bank has not waived the Company's breaches of the covenants, but has granted the Company forbearance from exercising its default rights until September 15, 1995, coterminous with the expiration of its existing credit facility. The forbearance does not apply to subsequent breaches of any covenants and management believes that the Company is not in compliance with certain covenants as of July 31, 1995. Default under the Credit Agreement also causes an event of default under another agreement related to the Company's other long-term debt. Statement of Financial Accounting Standards No. 78 (SFAS No. 78) requires that long-term obligations that are callable by the creditor within a one year period subsequent to year end, be classified as current liabilities. Accordingly, the Company has reclassified $12,106,000 from long-term debt to the current portion of long-term debt.

        As discussed in Note 2 to the financial statements, the Company has sustained substantial losses from operations in fiscal 1994 and 1995, used cash in its operations in fiscal 1995, and at April 30,1995, has a deficit in working capital caused by a reclassification of debt as per SFAS No. 78. The Company's continuation as a going concern is dependent upon its ability to secure sufficient additional financing. Management has implemented measures to reduce operating costs and is continuing discussions with the Company's primary lender and others regarding extension and expansion of the Company's credit facilities. Subject to the Company's ability to secure additional financing and successfully renew or replace its existing credit facility, management believes that financial resources will be adequate to support working capital requirements and planned capital expenditures during the next twelve months. However, there can be no assurance that the Company will be successful in securing additional financing and renewing or replacing its existing credit facility.

RECENT DEVELOPMENT

        On July 31, 1995 the Company filed Form 12B-25, Notification of Late Filing, and Form 10-K, Items 1 through 5 and 9 through 14, with the Securities and Exchange Commission. As discussed in the Form 12B-25, the Company was assessing the extent of revision, if any, of certain assets related to a business alliance with one of its customers. The result of this evaluation indicated that no adjustments to the financial statements were required.

CONSOLIDATED BALANCE SHEETS


                                                                                                       April 30,
                                                                                             ---------------------------
                                                                                                 1995            1994
========================================================================================================================
ASSETS

Current assets
     Cash and cash equivalents                                                               $   802,887     $ 2,284,191
     Short-term cash investments                                                                                 878,402
     Accounts receivable, less allowance for doubtful accounts of
         $204,000 and $80,000 in 1995 and 1994, respectively                                  16,451,712      11,345,777
     Federal income tax  receivable                                                              761,000         780,000
     Inventories                                                                              11,258,890      10,827,235
     Prepaid expenses                                                                            408,132         420,393
                                                                                             ---------------------------
         Total current assets                                                                 29,682,621      26,535,998
Property, plant and equipment - at cost
     Land                                                                                      3,027,012       3,314,294
     Buildings                                                                                 9,959,966       9,700,754
     Machinery and equipment                                                                  33,375,057      32,467,331
     Leasehold improvements                                                                    2,077,330       2,012,577
                                                                                             ---------------------------
                                                                                              48,439,365      47,494,956
     Less accumulated depreciation and amortization                                           22,570,610      20,005,751
                                                                                             ---------------------------
                                                                                              25,868,755      27,489,205

Other assets
     Land held for sale                                                                          432,700         432,700
     Other                                                                                     2,598,734       2,190,578
                                                                                             ---------------------------
                                                                                               3,031,434       2,623,278
                                                                                             ---------------------------
             Total assets                                                                    $58,582,810     $56,648,481
                                                                                             ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Note payable to bank                                                                    $ 3,816,327     $ 2,000,000
     Current portion of long-term debt                                                        14,390,500       2,388,367
     Accounts payable                                                                         10,177,863       6,701,907
     Accrued expenses                                                                          2,427,811       2,378,109
     Income taxes payable                                                                        325,950         200,895
                                                                                             ---------------------------
        Total current liabilities                                                             31,138,451      13,669,278
Long-term debt, net of current portion                                                                --      13,536,333
Deferred income taxes                                                                          2,129,000       2,336,000
Commitments                                                                                           --              --
                                                                                             ---------------------------
        Total liabilities                                                                     33,267,451      29,541,611
                                                                                             ---------------------------

Stockholders' equity
     Preferred stock -- $.01 par value; authorized 5,000,000 shares;
        issued and outstanding, none                                                                  --              --
     Preferred stock-- Series A Junior Participating - $.01 par value;
        authorized 100,000 shares; issued and outstanding, none                                       --              --
     Common stock -- $.01 par value; authorized 10,000,000 shares; issued and
        outstanding, 2,960,481 and 2,980,481 shares in 1995 and 1994, respectively                29,605          29,805
     Capital in excess of par value                                                            7,258,757       7,371,040
     Retained earnings                                                                        18,323,858      19,872,193
     Foreign currency translation adjustment                                                     (24,598)         77,240
                                                                                             ---------------------------
                                                                                              25,587,622      27,350,278
     Less note receivable from Employee Stock Ownership Plan                                    (272,263)       (243,408)
                                                                                             ---------------------------
        Total stockholders' equity                                                            25,315,359      27,106,870
                                                                                             ---------------------------
             Total liabilities and stockholders' equity                                      $58,582,810     $56,648,481
                                                                                             ===========================


The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                 Year ended April 30,
                                                                                    ----------------------------------------------
                                                                                        1995             1994             1993
==================================================================================================================================
Net sales                                                                           $ 83,231,361     $ 73,880,230     $ 76,887,148

Costs and expenses
     Manufacturing costs                                                              70,814,886       61,212,052       61,471,120
     Engineering and tooling expenses                                                  4,638,271        4,527,261        4,446,915
     Selling, general and administrative expenses                                      8,824,921        8,230,257        8,027,068
     Restructuring costs                                                                      --        1,072,873               --
                                                                                    ----------------------------------------------
     Operating profit (loss)                                                          (1,046,717)      (1,162,213)       2,942,045

Other (income) expenses
     Interest income                                                                     (71,388)        (111,063)        (146,584)
     Interest expense                                                                  1,253,006          784,663          767,428
     Litigation settlement                                                                    --               --          225,315
                                                                                    ----------------------------------------------
                                                                                       1,181,618          673,600          846,159
                                                                                    ----------------------------------------------

     Earnings (loss) before provision (benefit) for income taxes                      (2,228,335)      (1,835,813)       2,095,886

Provision (benefit) for income taxes                                                    (680,000)        (622,000)         620,000
                                                                                    ----------------------------------------------

     Net earnings (loss)                                                            $ (1,548,335)    $ (1,213,813)    $  1,475,886
                                                                                    ==============================================

Earnings (loss) per common share                                                    $      (0.52)    $      (0.41)    $       0.50
                                                                                    ==============================================


The accompanying notes are an integral part of these statements.

Consolidated Statement of Stockholders' Equity


                                                                                Three years ended April 30, 1995
-----------------------------------------------------------------------------------------------------------------------------------
                                                                Common Stock
                                                            -------------------
                                                            Number of             Capital in excess   Retained     Foreign currency
                                                              shares    Amount       of par value     earnings        adjustment
===================================================================================================================================
Balance at April 30, 1992                                   2,968,081   $29,681       $7,279,464     $19,610,120             --
  Exercise of employee stock options at $7.00 per share         7,500        75           52,425              --             --
  Net earnings for the year                                        --        --               --       1,475,886             --
  ESOP note receivable accrued interest/other                      --        --               --              --             --
                                                            -----------------------------------------------------------------------

Balance at April 30, 1993                                   2,975,581    29,756        7,331,889      21,086,006             --
  Exercise of employee stock options at $8.00 per share         4,900        49           39,151              --             --
  Net loss for the year                                            --        --               --      (1,213,813)            --
  Foreign currency translation adjustment                          --        --               --              --      $  77,240
  ESOP note receivable accrued interest/other                      --        --               --              --             --
                                                            -----------------------------------------------------------------------

Balance at April 30, 1994                                   2,980,481    29,805        7,371,040      19,872,193         77,240
  Stock repurchase                                            (20,000)     (200)        (112,283)             --             --
  Net loss for the year                                            --        --               --      (1,548,335)            --
  Foreign currency translation adjustment                          --        --               --              --       (101,838)
  ESOP note receivable accrued interest/other                      --        --               --              --             --
                                                            -----------------------------------------------------------------------

Balance at April 30, 1995                                   2,960,481   $29,605       $7,258,757     $18,323,858       $(24,598)
                                                            =======================================================================

                                                            Three years ended April 30, 1995
----------------------------------------------------------------------------------------------

                                                          Less: note receivable     Total
                                                               from Employee     Stockholders'
                                                          Stock Ownership Plan      Equity
==============================================================================================
Balance at April 30, 1992                                       $(213,500)       $26,705,765
  Exercise of employee stock options at $7.00 per share                               52,500
  Net earnings for the year                                                        1,475,886
  ESOP note receivable accrued interest/other                     (25,908)           (25,908)
                                                           -----------------------------------

Balance at April 30, 1993                                        (239,408)        28,208,243
  Exercise of employee stock options at $8.00 per share                               39,200
  Net loss for the year                                                           (1,213,813)
  Foreign currency translation adjustment                                             77,240
  ESOP note receivable accrued interest/other                      (4,000)            (4,000)
                                                           -----------------------------------

Balance at April 30, 1994                                        (243,408)        27,106,870
  Stock repurchase                                                                  (112,483)
  Net loss for the year                                                           (1,548,335)
  Foreign currency translation adjustment                                           (101,838)
  ESOP note receivable accrued interest/other                     (28,855)           (28,855)
                                                           -----------------------------------

Balance at April 30, 1995                                       $(272,263)       $25,315,359
                                                           ===================================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                                     Year ended April 30,
                                                                                        -------------------------------------------
                                                                                            1995            1994            1993
===================================================================================================================================
Increase (decrease) in cash and cash equivalents

Cash flow from operating activities:
     Net earnings (loss)                                                                $(1,548,335)    $(1,213,813)    $ 1,475,886

     Adjustments to reconcile net earnings to net cash provided by (used in)
      operating activities:
        Depreciation and amortization                                                     3,450,247       3,144,593       3,114,552
        (Gain) loss on sale of property, plant and equipment                                (18,633)        483,172          (5,489)
        Provision for bad debts                                                             124,568          12,000          12,000
        (Increase) decrease in accounts receivable                                       (5,230,503)        193,477      (1,775,999)
        (Increase) decrease in federal income tax receivable                                 19,000        (780,000)             --
        (Increase) decrease in inventories                                                 (431,655)     (1,387,732)     (1,276,854)
        (Increase) decrease in prepaid expenses                                              12,261           9,593         206,305
        (Increase) decrease in other assets                                                (408,156)        497,318        (305,546)
        Increase (decrease) in accounts payable                                           3,475,956        (267,271)      1,323,630
        Increase (decrease) in accrued expenses                                              49,702         857,097         220,833
        Increase (decrease) in income taxes payable                                         125,055        (138,485)        258,100
        Increase (decrease) in deferred income taxes                                       (207,000)        (45,000)        (65,529)
                                                                                        -------------------------------------------
            Net cash provided by (used in) operating activities                            (587,493)      1,364,949       3,181,889
                                                                                        -------------------------------------------
Cash flow from investing activities:
     Proceeds from the sale of property, plant and equipment                              1,059,350         607,339          20,798
     Redemption of short-term cash investments                                              889,460         457,716       4,105,478
     Purchase of short-term cash investments                                                (11,058)       (423,498)     (2,980,218)
     Capital expenditures                                                                (2,870,514)     (8,953,415)     (3,659,976)
                                                                                        -------------------------------------------
            Net cash used in investing activities                                          (932,762)     (8,311,858)     (2,513,918)
                                                                                        -------------------------------------------
Cash flow from financing activities:
     Net increase (decrease) in short-term borrowings                                     1,816,327        (150,000)        100,000
     Proceeds from issuance of common stock                                                      --          39,200          52,500
     Proceeds from issuance of long-term debt                                             1,835,000      10,425,000       1,600,000
     Principal payments on long-term debt                                                (3,369,200)     (2,279,242)     (2,592,417)
     Repurchase of common stock                                                            (112,483)             --              --
     Loan to Employee Stock Ownership Program                                               (28,855)         (4,000)        (25,909)
                                                                                        -------------------------------------------
            Net cash provided by (used in) financing activities                             140,789       8,030,958        (865,826)
                                                                                        -------------------------------------------
Foreign currency translation gain (loss)                                                   (101,838)         77,240              --
                                                                                        -------------------------------------------
            Net increase (decrease) in cash and cash equivalents                         (1,481,304)      1,161,289        (197,855)
Cash and cash equivalents at beginning of the year                                        2,284,191       1,122,902       1,320,757
                                                                                        -------------------------------------------
Cash and cash equivalents at end of the year                                            $   802,887     $ 2,284,191     $ 1,122,902
                                                                                        ===========================================

Supplemental disclosures of cash flow information:
     Cash paid during the year for:
        Interest                                                                        $ 1,191,955     $   881,410     $   569,887
        Income taxes                                                                    $    48,145     $    19,510     $   414,270


The accompanying notes are an integral part of these statements.

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES
         The following is a summary of the Company's significant accounting policies consistently applied in the preparation of the consolidated financial statements.
         PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries (Medical Molding Corporation of America and Compounding Technology, Inc. and its wholly-owned subsidiary Compounding Technology Pte. Ltd.) and its 50%-owned partnership (Mesa Leasing Company). Mesa Leasing Company is consolidated because its other 50% partner is the Company's president and its operations consist of leasing a facility to the Company. The results of operations of the partnership are immaterial. All significant intercompany accounts and transactions have been eliminated.
         DEPRECIATION AND AMORTIZATION Depreciation and amortization are provided over the estimated useful lives of the assets or over the remaining term of the leases using straight-line and accelerated methods. Estimated useful lives are as follows:

                 Buildings                 25-30 years
                 Machinery and equipment   3-10 years
                 Leasehold improvements    Remaining term of leases

         INCOME TAXES The Company accounts for income taxes using the asset and liability approach under Statement of Financial Accounting Standards No.
109. The Company adopted the new standard effective May 1, 1993. The effect of the accounting change was not material. The temporary differences giving rise to deferred income taxes as of April 30, 1995, 1994 and 1993, consist principally of depreciation, inventory valuation and vacation and workers' compensation accruals.
         STATEMENT OF CASH FLOWS For purposes of reporting cash flows, cash and cash equivalents include cash and short-term cash investments that have maturities of 90 days or less from the date of purchase.
         CONCENTRATIONS OF CREDIT RISK Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited to the dispersion of the Company's customers over various geographic areas, operating primarily in the manufacturing industry. The Company performs on-going credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company incurred minimal bad debt write-offs over the past three years.
         The Company and its subsidiaries maintain cash balances at several financial institutions located in the United States and Singapore. Accounts at each institution in the United States are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances were approximately $795,000 in the aggregate at April 30, 1995.
         REVENUE RECOGNITION The company recognizes revenue on products in the month in which shipment is made. Revenue for tooling is generally recognized in the month in which initial samples are submitted for customer acceptance or to a lesser extent by terms agreed upon by the Company and its customer.
         FOREIGN CURRENCY TRANSLATION Assets and liabilities of the foreign subsidiary are translated at the exchange rate in effect at each fiscal year end. Income statement accounts are translated at the average rate of exchange prevailing during the fiscal year.

Translation adjustments arising from differences in exchange rates from period to period are reflected as a separate component in stockholders' equity.

NOTE 2 - REALIZATION OF ASSETS
         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in fiscal 1994 and 1995, used cash in its operations in fiscal 1995 and, at April 30, 1995, has a deficit in working capital caused by a reclassification of debt as per SFAS No. 78. As discussed in Note 8, the Company is not in compliance with certain covenants of its credit agreement with its bank and, because of that default condition, the Company is also in violation of another agreement with its bank. These conditions could cause amounts borrowed under those agreements to become immediately due and payable.

        In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. Management has implemented measures to reduce operating costs and is continuing discussions with the Company's primary lender and others regarding extension and expansion of the Company's credit facilities. Subject to the Company's ability to secure additional financing and successfully renew or replace its existing credit facility, management believes that financial resources will be adequate to support working capital requirements and planned capital expenditures during the next twelve months. However, there can be no assurance that the Company will be successful in securing additional financing and renewing or replacing its existing credit facility.


NOTE 3 - CASH AND CASH EQUIVALENTS
         Cash equivalents have maturities of 90 days or less from the date of purchase. The components of cash and cash equivalents are:

                                               April 30,
                                    ------------------------------
                                      1995                 1994
                                    ------------------------------
Cash                                $389,679            $2,056,657
Certificates of deposit              206,571               201,397
Short-term commercial paper          197,267                  --
Money market account                   9,370               26,137
                                    ------------------------------
                                    $802,887            $2,284,191
                                    ==============================

         Included in cash at April 30, 1995 are $32,445 of unused proceeds from the issuance of an Industrial Development Revenue Bond (IDRB) discussed further in Note 8. These proceeds are restricted to expenditures for plant and equipment for the new facility located in Dayton, Nevada.

NOTE 4 - SHORT-TERM CASH INVESTMENTS
         Short-term cash investments at April 30, 1994 consist of commercial paper which have maturities in excess of 90 days.

NOTE 5 - INVENTORIES
         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.
         Inventories consist of the following:

                                                 April 30,
                                     --------------------------------
                                         1995                1994
                                     --------------------------------
Raw materials                        $ 6,234,425          $ 5,575,532
Work-in-process                        1,010,435            1,117,718
Finished goods                         4,014,030            4,133,985
                                     --------------------------------
                                     $11,258,890          $10,827,235
                                     ================================


NOTE 6 - INVESTMENT IN MESA LEASING COMPANY
         The Company's largest Costa Mesa manufacturing facility is leased from Mesa Leasing Company, a partnership in which the Company and the Company's president each have a 50% interest. The president's deficit in partnership equity of $682,870 and $664,939 at April 30, 1995 and 1994, respectively, is included in other assets (note 7). Aggregate rental payments made by the Company to Mesa Leasing Company were approximately $389,000, $389,000 and $389,000 in 1995, 1994, and 1993, respectively. The lease expired in December 1994. The Company rents on a month-to-month basis at $32,376 per month.


NOTE 7 - OTHER ASSETS
         Other assets consist of the following:

                                                         April 30,
                                               ----------------------------
                                                  1995              1994
                                               ----------------------------
Cash surrender value of officer's
    life insurance                             $  354,062        $  330,502
Notes receivable and other assets               1,071,579           721,805
Deposits and patents                              172,865           178,777
Deferred loan costs                               317,358           294,555
Capital account deficit of Mesa
    Leasing Company partner (note 6)              682,870           664,939
                                               ----------------------------
                                               $2,598,734        $2,190,578
                                               ============================

NOTE 8 - CREDIT AGREEMENT AND LONG-TERM DEBT
Long-term debt consists of the following:

                                                                 April 30,
                                                    ---------------------------------
                                                        1995                  1994
                                                    -----------           -----------
Variable rate demand Industrial
     Development Revenue Bonds
     collateralized by certain property
     and equipment, interest determined
     weekly as remarketed (4.85% at
     April 30, 1995), with monthly
     principal payments of $31,250 and
     interest through September 15, 2008            $ 5,031,250           $ 5,406,250
Note collateralized by deed of trust pay-
     able in monthly installments of
     $2,850 plus interest at the bank's
     prime rate, not to exceed 9 1/2%.
     Balance due July 26, 1996                        2,171,750             2,205,950
Term Loan, interest at the bank's prime
     rate plus 1/2%, with monthly principal
     payments of $156,250 plus interest
     through February 1,1999                          7,187,500                    --
Various unsecured notes payable, interest
     at the bank's prime rate, monthly
     principal payments totaling $206,252,
     with various maturities from
     March 13, 1996 to March 25, 1999                        --             8,312,500
                                                    -----------           -----------
                                                     14,390,500            15,924,700
     Current portion of long-term debt               14,390,500             2,388,367
                                                    -----------           -----------
                                                    $        --           $13,536,333
                                                    ===========           ===========


         On February 1, 1995 the Company replaced its credit agreement with its bank. The new credit agreement ("Credit Agreement") provides for a $6,000,000 revolving line of credit expiring September 15, 1995 ("Line of Credit"), a $7,500,000 term loan ("Term Loan"), and a standby letter of credit in the amount of $5,736,000 which secures the $5,625,000 industrial development revenue bond described above. As of April 30, 1995, the Company had borrowed $3,816,327 under the Line of Credit, which bears interest at the bank's prime rate plus 1/4% (9.25% at April 30, 1995). The Term Loan is payable in forty-eight equal monthly installments commencing March 1, 1995, and bears interest at the bank's prime plus 1/2% (9.5% at April 30, 1995). Borrowings under the Credit Agreement are collateralized by substantially all of the Company's assets, except for certain of the Costa Mesa land and buildings and all of the Singapore assets.
         In addition to the borrowings described above, at April 30, 1995 the Company has a standby letter of credit in favor of the State of California for Workers' Compensation totaling $1,432,669, and other letters of credit totaling $164,168. After deducting the borrowing and outstanding letters of credit as of April 30, 1995, the Company had additional borrowing capacity of $586,836 under the Line of Credit.

         The Credit Agreement contains various covenants that, among other things, require the maintenance of certain balance sheet ratios, minimum levels of net worth (as defined in the Credit Agreement), restrictions which limit the payment of dividends to $100,000 annually, and limitations on the acquisition of, or investment in, other entities.

         At April 30, 1995, the Company was not in compliance with certain financial covenants of the Credit Agreement. The bank has not waived the Company's breaches of the covenants, but has granted the Company forbearance from exercising its default rights until September 15, 1995, coterminous with the expiration of its existing credit facility. The forbearance does not apply to subsequent breaches of any covenants and management believes that the Company is not in compliance with certain covenants as of July 31, 1995. Default under the Credit Agreement also causes an event of default under another agreement related to the Company's other long-term debt. Statement of Financial Accounting Standards No. 78 (SFAS No. 78) requires that long-term obligations that are callable by the creditor within a one year period subsequent to year end, be classified as current liabilities. Accordingly, the Company has reclassified $12,106,300 from long-term debt to the current portion of long-term debt.

The balance sheet classification of long-term debt, at April 30, 1995 as reported in accordance with SFAS No. 78 as compared to originally scheduled maturities were as follows:

                                                                    As Originally
                                             As Reported              Scheduled
                                             -----------            -------------
Current                                      $14,390,500             $ 2,284,200
Noncurrent                                          --                12,106,300
                                             -----------             -----------
Total                                        $14,390,500             $14,390,500
                                             ===========             ===========




As of April 30, 1995, aggregate maturities of long-term debt as reported and as originally scheduled were as follows:

                                                                    As Originally
Year  ending April 30,                       As Reported              Scheduled
----------------------                       -----------            -------------
1996                                         $14,390,500             $ 2,284,200
1997                                                --                 4,387,550
1998                                                --                 2,250,000
1999                                                --                 1,937,500
2000                                                --                   375,000

Thereafter                                          --                 3,156,250
                                             -----------             -----------
                                             $14,390,500             $14,390,500
                                             ===========             ===========


NOTE  9 - ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                              April 30,
                                                   -----------------------------
                                                      1995               1994
                                                   -----------------------------
Accrued workers compensation                       $  613,876         $  910,401
Accrued vacation payable                              555,117            488,421
Other accrued liabilities                           1,258,818            979,287
                                                   ----------         ----------
                                                   $2,427,811         $2,378,109
                                                   ==========         ==========


NOTE 10 - INCOME TAXES

         The components of the provision (benefit) for income taxes are as follows:

                                                    April 30,
                                ------------------------------------------------
                                    1995              1994               1993
                                ------------------------------------------------
Current:
     Federal                    $ (761,000)        $ (780,000)        $ 365,000
     State                          90,000               --             191,000
     Foreign                       198,000            203,000              --
                                ----------         ----------         ---------
                                  (473,000)          (577,000)          556,000
                                ----------         ----------         ---------

Deferred:
     Federal                      (413,000)          (114,000)          (33,000)
     State                            --             (166,000)           (2,000)
     Foreign                       206,000            235,000            99,000
                                ----------         ----------         ---------
                                  (207,000)           (45,000)           64,000
                                ----------         ----------         ---------
                                $ (680,000)        $ (622,000)        $ 620,000
                                ==========         ==========         =========


The following is a reconciliation of the expected statutory federal income tax rate to the effective rate reported in the financial statements:

                                                         April 30,
                                            ------------------------------------
                                              1995          1994          1993
                                            ------------------------------------
Federal income tax at
     statutory rate                          (34.0%)       (34.0%)       34.0%
State taxes, net of
     federal tax effect                      (6.1)         (6.1)          6.1

Effect of foreign
     operations including
     foreign tax credits                      9.6           6.2          (10.5)
                                             -----         -----         -----
                                             (30.5%)       (33.9%)       29.6%
                                             =====         =====         =====

The temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the deferred tax assets and liabilities at April 30, 1995 and 1994 relate to the following:

                                                               April 30,
                                                    ----------------------------
                                                        1995              1994
                                                    ----------------------------
Deferred tax assets:
    Allowance for doubtful accounts                 $   82,000        $   33,000
    Inventory valuation adjustments                     52,000            61,000
    Workers' compensation                              246,000           365,000
    Vacation accrual                                   235,000           198,000
    Net operating loss carryforward                    507,000           106,000
    Other                                               21,000              --
                                                    ----------        ----------
                                                     1,143,000           763,000
                                                    ----------        ----------
Deferred tax liabilities:
    Accelerated depreciation                         2,745,000         2,778,000
    Foreign taxes                                      527,000           321,000
                                                    ----------        ----------
                                                     3,272,000         3,099,000
                                                    ----------        ----------
Net deferred taxes                                  $2,129,000        $2,336,000
                                                    ==========        ==========


NOTE 11 - COMMITMENTS

         The Company occupies certain facilities and rents certain of its equipment under operating leases expiring at various dates through 1999. Facilities rent expense was approximately $1,322,000, $1,017,000 and $862,000 for the years ended April 30, 1995, 1994 and 1993, respectively. Included in the above amounts are $389,000, $389,000 and $389,000 for the years ended April 30, 1995, 1994 and 1993, respectively, paid to related parties.

As of April 30, 1995, the remaining rental payments required under non-cancelable operating leases are as follows:

Year  ending April 30,                        Amount
-----------------------------------------------------
1996                                         $785,989
1997                                          439,412
1998                                           95,022
1999                                           33,600
2000                                              --
                                           ----------
                                           $1,354,023
                                           ==========

NOTE 12 - EMPLOYEE STOCK OWNERSHIP PLAN

         Effective May 1, 1982, the Company adopted an Employee Stock Ownership Plan ("ESOP"). The ESOP was adopted as an amendment of the Company's existing Profit Sharing Plan, and the assets under the Profit Sharing Plan were transferred to the ESOP. The Company contributed $50,000 for the year ended April 30, 1995. No contributions were made in 1994 or 1993.

         At April 30, 1995 and 1994 the Company had a note receivable, plus accrued interest, from the ESOP for $272,263 and $243,408, respectively. The note bears interest at its bank's prime rate and is payable in annual principal installments of approximately $50,000 plus accrued interest through March 2000.

NOTE 13 - STOCKHOLDERS' RIGHTS PLAN

         In December, 1992, the Company declared a distribution of one Common Stock Purchase Right ("Right") for each share of the Company's common stock outstanding on December 17, 1992. Each Right would initially entitle the stockholder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price to be determined.

         The Rights are not currently exercisable, but would become exercisable if certain events occurred relating to a person or group (acquiring person) acquiring or attempting to acquire 20% or more of the outstanding shares of common stock. In the event the Rights become exercisable, each Right would entitle the holder to purchase, for the exercise price then in effect, shares of the Company's Series A Junior Participating Preferred Stock.

         The Rights may be redeemed by the Board of Directors in whole but not in part, at a price of $.01 per Right. The Rights have no voting or dividend privileges and are attached to and do not trade separately from the Common stock. The Rights expire on December 4, 2002.

NOTE 14 - EARNINGS PER COMMON SHARE

         Primary earnings per common share are based upon the weighted average number of common and common equivalent shares (dilutive stock options) outstanding using the average market price. Weighted average shares outstanding for computing primary earnings per share were 2,961,016, 2,979,534 and 2,975,618 in 1995, 1994 and 1993, respectively. Certain stock options for 1995, 1994 and 1993 were anti-dilutive and were not included in determining earnings per share.

NOTE 15 - STOCK OPTION PLANS

         In fiscal years 1989 and 1992, the Company adopted Incentive Stock Option Plans. Options under these plans are exercisable at a price not less than the fair value of the stock at date of grant and expire five years from the date of grant. The optionees, option prices, dates of grant and number of shares subject to each option are determined by the Stock Option Committee of the Board of Directors. At April 30, 1995, options with respect to 116,234 shares were available for future grant under these plans.

         In 1987, the Company granted non-qualified stock options to certain directors. These options are exercisable at a price not less than the fair value of the stock at date of grant and expire ten years from the date of grant.

Transactions for stock options for the years ended April 30, 1995, 1994, and 1993 are as follows:

                                               Option price
                                                 per share
                                               ------------
                                 Number
                               of Shares      Low       High           Total
                               -------------------------------------------------
Outstanding at:
     April 30, 1992             310,625     $ 7.00    $ 14.38      $  3,467,461
     Granted                     61,250       7.75       8.53           496,666
     Exercised                   (7,500)                 7.00           (52,500)
     Retired                    (48,375)      8.25      14.58          (571,665)
                               --------                            ------------
   April 30, 1993               316,000       7.00      14.58         3,339,962
     Granted                    118,500       6.19       7.75           797,688
     Exercised                   (4,900)                 8.00           (39,200)
     Retired                   (156,600)      7.75      12.60        (1,831,700)
                               --------                            ------------
   April 30, 1994               273,000       6.19      12.60         2,266,750
     Granted                    114,500       4.50       6.88           691,250
     Exercised                     --                                      --
     Retired                    (40,500)      6.19      14.38          (434,463)
                                                                   ------------
   April 30, 1995               347,000       4.50      12.75      $  2,523,537
                               ========                            ============

Exercisable at
   April 30,1995                174,200
                               ========

NOTE 16 - SEGMENT INFORMATION

         The Company operates three segments:

         COMMERCIAL/INDUSTRIAL - Design, engineering, and production of high precision thermoplastic components and products for commercial and industrial markets.

         MEDICAL - Design, engineering, and production of high precision thermoplastic components and products for the medical markets including: diagnostic, eye care, medical and surgical device, and respiratory care markets.

         COMPOUNDING - Formulating and compounding of engineering thermoplastic polymers for sale in bulk to a wide range of markets. Certain of this segment's operations are located in Singapore.

         Intersegment sales are made on the same basis as sales to unaffiliated customers. General corporate expenses have been allocated to segments where appropriate.

Segments of Business by Industry

                                               April 30,
                            ------------------------------------------------
                                1995              1994              1993
                            ------------------------------------------------
Gross sales (including
 intersegment sales)
     Comm/Industrial        $ 29,919,987      $ 29,721,917      $36,699,488
     Medical                  11,934,937        11,521,049       12,339,229
     Compounding              44,149,292        35,630,082       32,771,308
                            -----------------------------------------------
         Total                86,004,216        76,873,048       81,810,025
                            -----------------------------------------------
Less intersegment sales
     Comm/Industrial          (1,511,209)       (1,209,247)      (2,094,204)
     Medical                    (272,998)             --               --
     Compounding                (988,648)       (1,783,571)      (2,828,673)
                            -----------------------------------------------
         Total                (2,772,855)       (2,992,818)      (4,922,877)
                            -----------------------------------------------
              Net Sales     $ 83,231,361      $ 73,880,230      $76,887,148
Operating profit (loss)     ===============================================
     Comm/Industrial        $ (3,127,328)     $ (2,775,046)     $   766,060
     Medical                      94,844           244,738         (172,512)
     Compounding               1,985,767         1,368,095        2,348,497
                            -----------------------------------------------
         Total                (1,046,717)       (1,162,213)       2,942,045
Interest expense, net          1,181,618           673,600          620,844
Other expense                        --                 --          225,315
                            -----------------------------------------------
Earnings (loss) before
     provision for
     income taxes           $ (2,228,335)     $ (1,835,813)     $ 2,095,886
                            ===============================================
Identifiable assets
     Comm/Industrial        $ 31,379,508      $ 32,120,756      $28,089,853
     Medical                   7,217,104         7,130,042        7,173,654
     Compounding              19,986,198        17,397,683       14,084,248
                            -----------------------------------------------
         Total              $ 58,582,810      $ 56,648,481      $49,347,755
                            ===============================================
Capital expenditures
     Comm/Industrial        $  2,137,916      $  7,125,974      $ 1,735,945
     Medical                     307,080           118,629          827,785
     Compounding                 425,518         1,708,812        1,096,246
                            -----------------------------------------------
         Total              $  2,870,514      $  8,953,415      $ 3,659,976
                            ===============================================
Depreciation and
 amortization
     Comm/Industrial        $  2,050,661      $  1,911,158      $ 1,892,536
     Medical                     483,916           493,609          485,601
     Compounding                 915,670           739,826          736,415
                            -----------------------------------------------
         Total              $  3,450,247      $  3,144,593      $ 3,114,552
                            ===============================================

Geographic Segment Information

                                           April 30,
                         ---------------------------------------------
                             1995             1994             1993
Net Sales                ---------------------------------------------
     United States       $62,944,430      $57,846,482      $65,863,433
     Foreign              20,286,931       16,033,748       11,023,715
                         ---------------------------------------------
         Total           $83,231,361       73,880,230      $76,887,148
                         =============================================
Operating profit
     United States       $(2,335,586)     $(2,118,565)     $ 2,080,984
     Foreign               1,288,869          956,352          861,061
                         ---------------------------------------------
         Total           $(1,046,717)      (1,162,213)       2,942,045
                         =============================================
Identifiable assets
     United States       $47,569,759      $46,550,520      $41,872,263
     Foreign              11,013,051       10,097,961        7,475,492
                         ---------------------------------------------
         Total           $58,582,810      $56,648,481      $49,347,755
                         =============================================
Capital expenditures
     United States       $ 2,480,507      $ 7,715,137      $ 2,788,040
     Foreign                 390,007        1,238,278          871,936
                         ---------------------------------------------
         Total           $ 2,870,514      $ 8,953,415      $ 3,659,976
                         =============================================
Depreciation and
 amortization
     United States       $ 2,951,085      $ 2,827,405      $ 2,785,977
     Foreign                 499,162          317,188          328,575
                         ---------------------------------------------
         Total           $ 3,450,247      $ 3,144,593      $ 3,114,552
                         =============================================

         Sales to the Company's two largest customers, including separate divisions of one customer, represented 15.2%, and 37.3% of the Company's net sales in fiscal 1995, 25.6% and 34.1% in fiscal 1994, and 29.6% and 31.3% in fiscal 1993.

NOTE 17 - RESTRUCTURING COSTS
         Restructuring costs of $1,072,873 in fiscal 1994 consist of costs associated with the closing of the Corona, California molding facility and the relocation of certain personnel and equipment to Dayton, Nevada.

                                  CIMCO, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                                         Additions
                                                                          Balance at     charged to                   Balance at
                                                                          beginning      costs and    Deductions        end of
                                  Classification                          of period       expenses   (write-offs)       period
                                  --------------                          ---------      ----------  ------------     ----------


April 30, 1993
      Allowance for doubtful accounts................................       $75,000       $ 12,000     $16,000         $ 71,000
                                                                            ===================================================
April 30, 1994
      Allowance for doubtful accounts................................       $71,000       $ 12,000     $ 3,000         $ 80,000
                                                                            ===================================================
April 30, 1995
      Allowance for doubtful accounts................................       $80,000       $131,000     $ 7,000         $204,000
                                                                            ===================================================

Report of  Independent Certified Public Accountants


To the Board of Directors and Stockholders of CIMCO, INC.


       We have audited the accompanying consolidated balance sheets of CIMCO, INC. (a Delaware corporation) and Subsidiaries as of April 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended April 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CIMCO, INC. and Subsidiaries as of April 30, 1995 and 1994, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended April 30, 1995, in conformity with generally accepted accounting principles.

       We have also audited Schedule II of CIMCO, INC. and Subsidiaries for each of the three years in the period ended April 30, 1995. In our opinion, that schedule presents fairly, in all material respects, the information required to be set forth therein.

       The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has sustained losses and used cash in its operations, has a deficit in working capital at April 30, 1995, and is in default of certain debt covenants which could result in demands for immediate payment of amounts due to its lenders, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GRANT THORNTON LLP

Irvine, California

June 27, 1995 (except for note 8, as to which the date is August 11, 1995)


QUARTERLY FINANCIAL DATA
1995 VS. 1994 - UNAUDITED

                           Year ended April 30, 1995

(In thousands, except per share data)
----------------------------------------------------------------------------------------
                                            1st         2nd          3rd           4th
                                        Quarter     Quarter      Quarter       Quarter
----------------------------------------------------------------------------------------

Net sales                              $18,268      $20,276       $21,089       $23,598
Operating profit (loss)                   (640)        (572)          111            54
Interest expense, net                      250          278           335           318
Earnings (loss) before provision
     (benefit) for income taxes           (890)        (850)         (224)         (264)
Provision (benefit) for income taxes      (320)        (308)          (78)           26
                                       ------------------------------------------------
Net earnings (loss)                    $  (570)     $  (542)      $  (146)      $  (290)

Earnings (loss) per common share       $ (0.19)     $ (0.18)      $ (0.05)      $ (0.10)




                           Year ended April 30, 1994
(In thousands, except per share data)
----------------------------------------------------------------------------------------
                                           1st          2nd           3rd           4th
                                       Quarter      Quarter       Quarter       Quarter
----------------------------------------------------------------------------------------

Net sales                              $19,256      $18,632       $16,963       $19,029
Operating profit (loss)                    169           69          (533)         (867)
Interest expense, net                      151          164           167           192
Earnings (loss) before provision
     (benefit) for income taxes             18          (95)         (700)       (1,059)
Provision (benefit) for income taxes       (89)        (122)         (261)         (150)
                                       ------------------------------------------------
Net earnings (loss)                    $   107      $    27       $  (439)      $  (909)

Earnings (loss) per common share       $  0.04      $  0.01       $ (0.15)      $ (0.31)



SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A Report to be signed on its behalf by the undersigned thereunto duly authorized.

August 15, 1995                   CIMCO, Inc.

                                  By:      RUSSELL T. GILBERT
                                     -------------------------------------------
                                           Russell T. Gilbert
                                           President and Chief Executive Officer

                                                                                                  Sequentially
Exhibit                                                                                             Numbered
Number                            Description                                                         Page
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

21.1     Subsidiaries of the Registrant (Incorporated by reference from Exhibit 21.1 to the Company's
         Annual Report on Form 10-K for the year ended April 30, 1995)

27       Financial Data Schedule

(b)      Reports on Form 8-K.

         No current report on Form 8-K was filed during the fourth quarter of the Registrant's fiscal year.