Form 10-Q
period 1995-07-31
CIMCO INC /DE/
filed 1995-09-14
CIK 791243

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1995

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from ___________ to ___________


                        Commission File Number: 0-16249

                                  CIMCO, INC.
             (Exact name of registrant as specified in its charter)



    Delaware (State or other jurisdiction of incorporation or organization)
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

        The registrant had 2,960,481 shares of common stock outstanding as of September 13, 1995.

                          CIMCO, INC. AND SUBSIDIARIES
                                     INDEX

                                                                                     PAGE NUMBER
PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements:
                    Consolidated Balance Sheets -
                    July 31, 1995 (Unaudited) and April 30, 1995                     3

                    Consolidated Statements of Operations (Unaudited) -
                    Three Months Ended July 31, 1995 and 1994                        4

                    Consolidated Statements of Cash Flows (Unaudited)
                    Three Months Ended July 31, 1995 and 1994                        5

                    Notes to Unaudited Consolidated Financial Statements             6

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                              7


PART II.  OTHER INFORMATION

         Item 6.    Exhibits and Reports on Form 8-K                                 10

                         CIMCO INC. AND SUBSIDIARIES
                        PART 1- FINANCIAL INFORMATION
                         CONSOLIDATED BALANCE SHEETS

                                                                   (Unaudited)
                                                                  July 31, 1995   April 30, 1995
                                                                  -------------   --------------
                                        ASSETS

 CURRENT ASSETS
    Cash and cash equivalents                                      $  2,056,708    $   802,887
    Short-term cash investments                                            --             --
    Accounts receivable, less allowance for doubtful accounts of
       $209,000 at July 31, 1995 and $204,000 at April 30, 1995      17,400,502     16,451,712
   Federal income tax receivable                                        761,000        761,000
   Inventories - at lower of cost or market
       Raw materials                                                  7,046,497      6,234,425
       Work in process                                                1,246,243      1,010,435
       Finished goods                                                 3,825,647      4,014,030
                                                                   ------------    -----------
                                                                     12,118,387     11,258,890
    Prepaid expenses                                                    345,363        408,132
                                                                   ------------    -----------
       Total current assets                                          32,681,960     29,682,621
PROPERTY, PLANT AND EQUIPMENT - at cost
   Land                                                               3,459,712      3,459,712
   Buildings                                                         10,015,875      9,959,966
   Machinery and equipment                                           33,359,123     33,375,057
   Leasehold improvements                                             2,007,141      2,077,330
                                                                   ------------    -----------
                                                                     48,841,851     48,872,065
   Less accumulated depreciation and amortization                    22,670,174     22,570,610
                                                                   ------------    -----------
                                                                     26,171,677     26,301,455
OTHER ASSETS
   Other                                                              2,262,307      2,598,734
                                                                   ------------    -----------
                                                                   $ 61,115,944    $58,582,810
                                                                   ============    ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt                               $ 13,819,450   $ 14,390,500
   Notes payable to bank                                              4,389,327      3,816,327
   Accounts payable                                                  13,487,535     10,177,863
   Accrued expenses                                                   2,236,070      2,427,811
   Income taxes payable                                                  40,661        325,950
                                                                   ------------    -----------
      Total current liabilities                                      33,973,043     31,138,451
LONG-TERM DEBT, net of current portion                                     --             --
DEFERRED INCOME TAXES                                                 2,129,000      2,129,000
COMMITMENTS                                                                --             --
STOCKHOLDERS' EQUITY
   Preferred stock - $.01 par value; authorized 5,000,000 shares;
      issued and outstanding, none                                         --             --
   Preferred stock - Series A Junior Participating - $.01 par value;
      authorized 100,000 shares; issued and outstanding, none              --             --
   Common stock - $.01 par value; authorized 10,000,000 shares;
      issued and outstanding, 2,960,481 shares at July 31, 1995 and
      April 30, 1995                                                     29,605         29,605
   Capital in excess of par value                                     7,258,757      7,258,757
   Retained earnings                                                 17,924,035     18,323,858
   Foreign currency translation adjustment                               73,767        (24,598)
                                                                   ------------    -----------
                                                                     25,286,164     25,587,622
   Less note receivable from Employee Stock Ownership Plan             (272,263)      (272,263)
                                                                   ------------    -----------
                                                                     25,013,901     25,315,359
                                                                   ------------    -----------
                                                                   $ 61,115,944    $58,582,810
                                                                   ============    ===========

The accompanying notes are an integral part of these statements.

                          CIMCO, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                Three Months Ended
                                                                     July 31,
                                                           ------------------------------
                                                              1995               1994
                                                           -----------        -----------
Net sales                                                  $25,212,788        $18,267,693

Costs and expenses:
    Manufacturing costs                                     21,889,607         15,751,934
    Engineering and tooling expenses                         1,261,388          1,132,051
    Selling, general and administrative expenses             2,287,218          2,024,105

Operating loss                                                (225,425)          (640,397)

Interest income                                                (12,123)           (19,724)
Interest expense                                               370,521            269,006
                                                           -----------        -----------
                                                               358,398            249,282
                                                           -----------        -----------

Loss before benefit for income taxes                          (583,823)          (889,679)

Benefit for income taxes                                      (184,000)          (320,000)
                                                           -----------        -----------
Net loss                                                   $  (399,823)       $  (569,679)
                                                           ===========        ===========

Loss per common share                                      $      (.14)       $      (.19)
                                                           ===========        ===========


The accompanying notes are an integral part of these statements.

                          CIMCO, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                            Three Months Ended
                                                                                                  July 31,
                                                                                       -----------------------------
                                                                                            1995           1994
                                                                                       -------------   -------------
Increase (decrease) in cash and cash equivalents

Cash flow from operating activities:
    Net earnings (loss)                                                                $   (399,823)   $  (569,679)

    Adjustments to reconcile net earnings to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                                                         908,683        845,371
      (Gain) loss on sale of property, plant and equipment                                   (5,576)       (10,712)
      Provision for bad debts                                                                 5,000              -
      (Increase) decrease in accounts receivable                                           (953,790)    (1,562,225)
      (Increase) decrease in federal income tax receivable                                        -       (505,026)
      (Increase) decrease in inventories                                                   (859,497)      (389,337)
      (Increase) decrease in prepaid expenses                                                62,769        (47,076)
      (Increase) decrease in other assets                                                   769,127        (61,471)
      Increase (decrease) in accounts payable                                             3,309,672      1,269,451
      Increase (decrease) in accrued expenses                                              (191,741)        (5,967)
      Increase (decrease) in income taxes payable                                          (285,289)        (3,660)
      Increase (decrease) in deferred income taxes                                                -              -
                                                                                       ------------    -----------
         Net cash provided by (used in) operating activities                              2,359,535     (1,040,331)
                                                                                       ------------    -----------
Cash flow from investing activities:
   Proceeds from the sale of property, plant and equipment                                  182,071        852,152
   Redemption of short-term cash investments                                                      -          7,000
   Purchase of short-term cash investments                                                        -        (11,058)
   Capital expenditures                                                                  (1,388,100)      (596,471)
                                                                                       ------------    -----------
         Net cash used in investing activities                                           (1,206,029)       251,623
                                                                                       ------------    -----------
Cash flow from financing activities:
   Net increase (decrease) in short-term borrowings                                         573,000       (941,589)
   Proceeds from issuance of common stock                                                         -              -
   Proceeds from issuance of long-term debt                                                       -        500,000
   Principal payments on long-term debt                                                    (571,050)      (444,841)
   Repurchase of common stock                                                                     -              -
   Loan to Employee Stock Ownership Program                                                       -              -
                                                                                       ------------    -----------
         Net cash provided by (used in) financing activities                                  1,950       (886,430)
                                                                                       ------------    -----------
Foreign currency translation gain (loss)                                                     98,365        (26,829)
                                                                                       ------------    -----------
         Net increase (decrease) in cash and cash equivalents                             1,253,821     (1,701,967)
Cash and cash equivalents at beginning of the year                                          802,887      2,284,191
                                                                                        -----------    -----------
Cash and cash equivalents at end of the year                                            $ 2,056,708    $   582,224
                                                                                        ===========    ===========
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                                                          $   371,528    $   264,607
      Income taxes                                                                      $    35,180    $     2,328

The accompanying notes are an integral part of these statements.

                          CIMCO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  PRESENTATION OF INTERIM INFORMATION

         The consolidated balance sheet as of July 31, 1995 and the related consolidated statements of operations and cash flows for the three-month periods ended July 31, 1995 and 1994 are unaudited; in the opinion of management, all adjustments for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

         The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended April 30, 1995.


2.  EARNINGS (LOSS) PER COMMON SHARE

         Earnings (loss) per common equivalent share are based on the weighted average number of shares of common stock and common stock equivalents (dilutive stock options) outstanding during the related periods. The weighted average number of common stock equivalent shares includes shares issuable upon the assumed exercise of stock options less the number of shares assumed purchased with the proceeds available from such exercise. Fully diluted net earnings per share does not differ materially from net earnings per common share and common share equivalent.

         Weighted average shares outstanding were 2,960,481 and 2,980,566 for the three-month periods ended July 31, 1995 and 1994, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. RESULTS OF OPERATIONS

         Three Months Ended July 31, 1995 vs. July 31, 1994

         The following table shows the amounts of certain items included in the Company's statements of operations and percentages of these items as they relate to net sales for the three months ended July 31, 1995 and 1994; also shown are the amounts and percentages of increase or decrease of these items in the current period as compared to the corresponding period in the preceding year.

                   Amounts and Percentages of Certain Items
                            (Dollars in Thousands)

                                               Three Months Ended              Increase
                                         --------------------------------     (Decrease)
                                          July 31, 1995    July 31, 1994     1995 vs. 1994
                                         ---------------  ---------------   ---------------
                                          Amount      %    Amount     %     Amount      %
                                         ---------------  ---------------   ---------------

Net sales                                $25,213  100.0   $18,268   100.0   $6,945    38.0
                                         -------  -----   -------   -----   ------
Manufacturing costs                       21,890   86.8    15,752    86.2    6,138    39.0
Engineering and tooling expenses           1,261    5.0     1,132     6.2      129    11.4
Selling expenses                             863    3.4       639     3.5      224    35.1
General and administrative expenses        1,425    5.7     1,386     7.6       39     2.8
Interest expense, net                        358    1.4       249     1.4      109    43.1
                                         -------  -----   -------   -----   ------
Loss before benefit for income taxes        (584)  (2.3)     (890)   (4.9)     306    34.4
Benefit for income taxes                    (184)  (0.7)     (320)   (1.8)     136    42.5
                                         -------  -----   -------   -----   ------
Net loss                                 $  (400)  (1.6)  $  (570)   (3.1)  $  170    29.9
                                         =======  =====   =======   =====   ======

         Net sales increased 38.0% to $25,213,000 in the current quarter from $18,268,000 in the first quarter of fiscal 1995 after eliminating intersegment sales of $271,000 and $976,000, respectively, in those quarters. Costs and expenses did not increase at the same rate as sales, largely for the reasons discussed below.

         Gross sales of the Commercial/Industrial Segment decreased 23.8% to $5,396,000 in the current quarter from $7,077,000 of a year ago. The decrease was largely the result of the continued downward trend of sales to the segment's three largest customers, partially offset by price increases. The operating loss for the current quarter was $1,706,000 versus a loss of $558,000 for the same quarter last fiscal year. Underutilization of molding plant capacity, resulting from the previously mentioned decrease in sales volume, as well as increases in workers' compensation expense, loss on sale of obsolete inventory and employee relocation expenses, reduced operating profit for the current quarter.

         The Medical Segment's gross sales increased 3.9% to $2,881,000 in the current quarter from $2,774,000 during the same period last year. The increase was due to volume and price increases related to several of the Segment's existing customers, partially offset by a decrease in sales to the Segment's largest customer. The operating loss for the current quarter was $121,000 compared to a loss of $330,000 for the same quarter last year. The reduction in operating loss in the current quarter was primarily due to decreases, as a percentage of sales, in raw materials, outside costs, and direct labor. A reduction in general and administrative expenses further contributed to the reduction of the operating loss. The loss on disposition of leasehold improvements relating to a restructuring, partially offset the improvements in operating profit described above.

         The Compounding Segment's gross sales were $17,207,000 for the first quarter of this year, up 83.2% from $9,393,000 during the same quarter last year. The greater sales were primarily the result of higher sales volumes and prices to the Segment's largest customer and its molders. Sales to several other customers also increased, but not to the same magnitude as sales to the largest customer. Sales were up at all of the Compounding Segment's facilities, particularly Singapore and Corona. Operating profit increased 546.0% to $1,602,000 in the current quarter versus $248,000 for the first quarter a year ago. The increase in operating profit is primarily attributable to the increase in sales as noted above, and the resulting greater utilization of plant capacity. All major manufacturing cost components, as well as selling, general and administrative expenses, increased at a lesser rate than did gross sales.

         Engineering and tooling expenses increased 11.4% to $1,261,000 in the current quarter from $1,132,000 during the same quarter last year as tooling sales increased 13.1%.

         Selling expenses increased 35.1% to $863,000 in the current quarter from $639,000 in the same quarter last year. The increase resulted primarily from greater sales and commission expense in connection with the 38.0% increase in sales. The expenses were 3.4% of net sales in the current quarter and 3.5% of net sales for the quarter last year.

         General and administrative expenses increased 2.8% to $1,425,000 in the current quarter from $1,386,000 the same quarter last year. The expenses decreased to 5.7% of net sales in the current quarter from 7.6% for the same quarter last year.

         Net interest expense increased to $358,000 or 1.4% of net sales in the current quarter from $249,000 or 1.4% of net sales in the same quarter a year ago. Interest expense increased as a result of greater debt and higher costs of borrowed funds in the first quarter of this year.

         The decreased tax benefit in the current quarter versus the same quarter a year ago was the result of the decreased pre-tax loss in the current quarter versus a year ago.

         The net loss for the first quarter of the current year was $400,000 versus net loss of $570,000 for the same quarter last year. The current period's reduced net loss resulted primarily from the continued trend of increased sales and operating profit of the Compounding Segment, partially offset by the continued trend of declining sales and resulting underutilization of the Commercial/Industrial Segment's plant capacity.


B. LIQUIDITY AND CAPITAL RESOURCES

         The Company has previously financed its capital expenditures and working capital requirements from operating cash flow, trade credit, cash reserves, and borrowings under its line of credit. In fiscal 1994, the Company borrowed $5,625,000 through an industrial development revenue bond ("IDRB") issued by the state of Nevada. The proceeds of this bond were used to construct and equip the new molding facility in Dayton, Nevada.

         On February 1, 1995, the Company replaced its credit agreement with its bank. The credit agreement ("Credit Agreement") provides for a $6,000,000 revolving line of credit expiring September 15, 1995 ("Line of Credit"), a $7,500,000 term loan ("Term Loan"), and a standby letter of credit in the amount of $5,736,000 which secures the $5,625,000 IDRB discussed above. As of July 31, 1995, the Company had borrowed $4,389,000 under the Line of Credit, which bears interest at the bank's prime rate plus 1/4%. The Term Loan is payable in forty-eight equal monthly installments commencing March 1, 1995, and bears interest at the bank's prime rate plus

1/2%. Borrowings under the Credit Agreement are collateralized by substantially all of the Company's assets, except for certain of the Costa Mesa land and buildings and all of the Singapore assets. In addition to the borrowings described above the Company has a standby letter of credit in favor of the State of California for Workers' Compensation, as well as various other letters of credit.

         The Credit Agreement contains various covenants that, among other things, require the maintenance of certain balance sheet ratios, minimum levels of net worth (as defined in the agreement), restrictions which limit the payment of dividends to $100,000 annually, and limitations on the acquisition of, or investment in, other entities. At July 31, 1995, the Company was not in compliance with certain financial covenants of the Credit Agreement.

         On August 24, 1995, the Company amended the Credit Agreement with its bank which extends the expiration of the Credit Agreement until November 1, 1995, waives financial covenant requirements, provides for additional revolving borrowings of $1,800,000 at the banks' prime rate plus 2%, and requires the Company to pledge 100% of the outstanding capital stock of Compounding Technology, Inc.

         Available sources of funds at July 31, 1995 consisted of approximately $2,057,000 in cash and cash equivalents, and $152,000 in unused lines of credit with its bank.

         Statement of Financial Accounting Standards No. 78 (SFAS No. 78) requires that long-term obligations that are callable by the creditor within a one year period subsequent to year end be classified as current liabilities. Accordingly, the Company has reclassified all long-term debt to the current portion of long-term debt, resulting in a working capital deficit. Working capital was $(1,291,000) at July 31, 1995 versus $(1,456,000) at April 30,
1995.

         Capital expenditures aggregated $1,388,000 and $596,000 in the first three months of the current and last fiscal year. New molding machines comprised the majority of the Commercial/Industrial Segment's $1,067,000 of capital expenditures. The balance of the expenditures were used to upgrade machinery and equipment in the other two segments. The Compounding Segment has made a commitment to establish a facility in Saint Etienne, France, which will require approximately $2,000,000 in capital expenditures in fiscal 1996, the major source of which will be derived from the additional credit availability described above.

         The Company has sustained substantial losses from operations in fiscal 1994, fiscal 1995, and the first quarter of fiscal 1996, used cash in its operations in fiscal 1995, and at July 31,1995, had a deficit in working capital caused by a reclassification of debt as per SFAS No. 78. The Company's continuation as a going concern is dependent upon its ability to secure sufficient additional financing. Management has implemented measures to reduce operating costs and is continuing discussions with the Company's primary lender and others regarding extension and expansion of the Company's credit facilities. Of the alternatives available management believes that bank financing is the most desirable option at this time. Subject to the Company's ability to secure additional financing and successfully replace its existing credit facility, management believes that financial resources will be adequate to support working capital requirements and planned capital expenditures during the next twelve months. However, there can be no assurance that the Company will be successful in securing additional financing and replacing its existing credit facility.

                                    PART II
                               OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         (a)     EXHIBITS

                 10.23 First Amendment dated June 9, 1995 to Credit Agreement between Wells Fargo Bank, National Association and Registrant.

                 10.24 Second Amendment dated August 24, 1995 to Credit Agreement between Wells Fargo Bank, National Association and Registrant.

                 27       Financial Data Schedule


         (b) No report on Form 8-K was filed during the quarter covered by this report.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               CIMCO, INC.
                                              (Registrant)

Date:  September 13, 1995           /s/          RUSSELL T. GILBERT
                                    -------------------------------------------
                                                 Russell T. Gilbert
                                       President and Chief Executive Officer

Date:  September 13, 1995          /s/             L. RONALD TREPP
                                   --------------------------------------------
                                                   L. Ronald Trepp
                                               Chief Financial Officer
                                   (Principal Financial and Accounting Officer)