Form 10-Q
period 1995-10-31
CIMCO INC /DE/
filed 1995-12-15
CIK 791243

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1995

                                      OR
/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the transition period from             to
                                          -----------    -----------

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

The registrant had 2,970,481 shares of common stock outstanding as of December 11, 1995.

                          CIMCO, INC. AND SUBSIDIARIES
                                     INDEX

                                                                                   PAGE NUMBER
PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements:
                    Consolidated Balance Sheets -
                    October 31, 1995 (Unaudited) and April 30, 1995                     3

                    Consolidated Statements of Operations (Unaudited) -
                    Three Months and Six Months Ended October 31, 1995 and 1994         4

                    Consolidated Statements of Cash Flows (Unaudited)
                    Six Months Ended October 31, 1995 and 1994                          5

                    Notes to Unaudited Consolidated Financial Statements                6

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                 7

                    Recent Developments                                                 13


PART II.  OTHER INFORMATION

         Item 4.    Submission of Matters to a Vote of Security Holders                 14

         Item 6.    Exhibits and Reports on Form 8-K                                    15

                         PART 1- FINANCIAL INFORMATION
                          CIMCO, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                 (UNAUDITED)
                                                                               OCTOBER 31, 1995            APRIL 30, 1995
                                                                               ----------------            --------------
                                   ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                    $ 3,799,620                $   802,887
     Short-term cash investments                                                           --                         --
     Accounts receivable, less allowance for doubtful accounts of
        $214,000 at October 31, 1995 and $204,000 at April 30, 1995                18,875,323                 16,451,712
     Federal income tax receivable                                                        --                     761,000
     Inventories - at lower of cost or market
        Raw materials                                                               7,690,081                  6,234,425
        Work in process                                                             1,235,284                  1,010,435
        Finished goods                                                              4,418,738                  4,014,030
                                                                                  -----------                -----------
                                                                                   13,344,103                 11,258,890
     Prepaid expenses                                                                 689,332                    408,132
                                                                                  -----------                -----------
        Total current assets                                                       36,708,018                 29,682,621
PROPERTY, PLANT AND EQUIPMENT - at cost
     Land                                                                           3,459,712                  3,459,712
     Buildings                                                                      9,014,680                  9,074,966
     Machinery and equipment                                                       35,674,875                 34,260,057
     Leasehold improvements                                                         1,915,015                  2,077,330
                                                                                  -----------                -----------
                                                                                   50,064,282                 48,872,065
     Less accumulated depreciation and amortization                                23,599,408                 22,570,610
                                                                                  -----------                -----------
                                                                                   26,464,874                 26,301,455
OTHER ASSETS
     Other                                                                          2,227,502                  2,598,734
                                                                                  -----------                -----------
                                                                                  $65,400,394                $58,582,810
                                                                                  ===========                ===========
                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt                                            $14,668,400                $14,390,500
     Notes payable to bank                                                          4,324,327                  3,816,327
     Accounts payable                                                              16,846,351                 10,177,863
     Accrued expenses                                                               2,430,264                  2,427,811
     Income taxes payable                                                             (18,601)                   325,950
                                                                                  -----------                -----------
        Total current liabilities                                                  38,250,741                 31,138,451
LONG-TERM DEBT, net of current portion                                                     --                         --
DEFFERRED INCOME TAXES                                                              1,881,000                  2,129,000
COMMITMENTS                                                                                --                         --
STOCKHOLDERS' EQUITY
     Preferred stock - $.01 par value; authorized 5,000,000 shares;
        issued and outstanding, none                                                       --                         --
     Preferred stock - Series A Junior Participating - $.01 par value;
        authorized 100,000 shares; issued and outstanding, none                            --                         --
     Common stock - $.01 par value; authorized 10,000,000 shares;
        issued and outstanding, 2,965,481 shares at October 31, 1995 and
        2,960,481 at April 30, 1995                                                     29,655                    29,605
     Capital in excess of par value                                                  7,294,332                 7,258,757
     Retained earnings                                                              18,120,410                18,323,858
     Foreign currency translation adjustment                                            26,859                   (24,598)
                                                                                   -----------               -----------
                                                                                    25,471,256                25,587,622
     Less note receivable from Employee Stock Ownership Plan                          (202,603)                 (272,263)
                                                                                   -----------               -----------
                                                                                    25,268,653                25,315,359
                                                                                   -----------               -----------
                                                                                   $65,400,394               $58,582,810
                                                                                   ===========               ===========

The accompanying notes are an integral part of these statements.

                          CIMCO, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                 OCTOBER 31,                 OCTOBER 31,
                                                         -------------------------   -------------------------
                                                            1995          1994          1995          1994
                                                         -------------------------   -------------------------
Net sales                                                $29,906,468   $20,276,376   $55,119,256   $38,544,069

Costs and expenses:
    Manufacturing costs                                   25,151,200    17,614,781    47,040,807    33,366,715
    Engineering and tooling expenses                       1,507,901       898,188     2,769,289     2,030,239
    Selling, general and administrative expenses           2,599,809     2,335,563     4,887,027     4,359,668

Operating profit (loss)                                      647,558      (572,156)      422,133    (1,212,553)

Interest income                                               (6,440)      (20,158)      (18,563)      (39,882)
Interest expense                                             364,623       297,626       735,144       566,632
                                                         -----------   -----------   -----------   -----------
                                                             358,183       277,468       716,581       526,750
                                                         -----------   -----------   -----------   -----------

Income (loss) before provision/benefit for income taxes      289,375      (849,624)     (294,448)   (1,739,303)

Provision (benefit) for income taxes                          93,000      (308,000)      (91,000)     (628,000)
                                                         -----------   -----------   -----------   -----------

Net income (loss)                                        $   196,375   $  (541,624)  $  (203,448)  $(1,111,303)
                                                         ===========   ===========   ===========   ===========

Earnings (loss) per common share                         $      0.07   $      (.18)  $      (.07)  $      (.37)
                                                         ===========   ===========   ===========   ===========

The accompanying notes are an integral part of these statements.

                          CIMCO, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                              OCTOBER 31,
                                                                           1995          1994
                                                                       --------------------------
Increase (decrease) in cash and cash equivalents

Cash flow from operating activities:
   Net income (loss)                                                   $  (203,448)   $(1,111,303)

   Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
      Depreciation and amortization                                      1,837,917      1,722,002
      (Gain) loss on sale of property, plant and equipment                  (5,583)       (15,671)
      Provision for bad debts                                               10,000             --
      (Increase) decrease in accounts receivable                        (2,433,611)    (2,615,282)
      (Increase) decrease in federal income tax receivable                 761,000             --
      (Increase) decrease in inventories                                (2,085,213)      (796,948)
      (Increase) decrease in prepaid expenses                             (281,200)      (395,598)
      (Increase) decrease in other assets                                  371,232       (256,562)
      Increase (decrease) in accounts payable                            6,668,488      2,229,350
      Increase (decrease) in accrued expenses                                2,453         36,217
      Increase (decrease) in income taxes payable                         (344,551)       274,718
      Increase (decrease) in deferred income taxes                        (248,000)    (1,008,000)
                                                                       -----------    -----------
         Net cash provided by (used in) operating activities             4,049,484     (1,937,077)
                                                                       -----------    -----------
Cash flow from investing activities:
   Proceeds from the sale of property, plant and equipment                 182,078        921,577
   Redemption of short-term cash investments                                    --        889,460
   Purchase of short-term cash investments                                      --        (11,058)
   Capital expenditures                                                 (2,177,831)    (1,577,776)
                                                                       -----------    -----------
         Net cash provided by (used in) investing activities            (1,995,753)       222,203
                                                                       -----------    -----------
Cash flow from financing activities:
   Net increase (decrease) in short-term borrowings                        508,000          2,994
   Proceeds from issuance of common stock                                   35,625             --
   Proceeds from issuance of long-term debt                              1,420,000      1,835,000
   Principal payments on long-term debt                                 (1,142,100)    (1,621,267)
   Repurchase of common stock                                                   --       (112,483)
   Loan to Employee Stock Ownership Program                                 69,660             --
                                                                       -----------    -----------
         Net cash provided by (used in) financing activities               891,185        104,244
                                                                       -----------    -----------
Foreign currency translation gain (loss)                                    51,457         51,889
                                                                       -----------    -----------
         Net increase (decrease) in cash and cash equivalents            2,996,373     (1,558,741)
Cash and cash equivalents at beginning of the year                         802,887      2,284,191
                                                                       -----------    -----------
Cash and cash equivalents at end of the year                           $ 3,799,260    $   725,450
                                                                       -----------    -----------

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                                         $   736,617    $   552,661
      Income taxes                                                     $    91,626    $    19,510

The accompanying notes are an integral part of these statements.

                          CIMCO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  PRESENTATION OF INTERIM INFORMATION

         The consolidated balance sheet as of October 31, 1995 and the related consolidated statements of operations and cash flows for the three month and six month periods ended October 31, 1995 and 1994 are unaudited; in the opinion of management, all adjustments for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

         The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended April 30, 1995.


2.  EARNINGS (LOSS) PER COMMON SHARE

         Earnings (loss) per common share are based on the weighted average number of shares of common stock outstanding during the related periods. Primary and fully diluted earnings (loss) per share do not differ materially from net earnings (loss) per common share, and thus have not been presented.
         Weighted average shares outstanding were 2,961,133 and 2,966,506 for the three month periods and 2,960,805 and 2,973,550 for the six month periods ended October 31, 1995 and 1994, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. RESULTS OF OPERATIONS

         Three Months Ended October 31, 1995 vs. October 31, 1994

         The following table shows the amounts of certain items included in the Company's statements of operations and percentages of these items as they relate to net sales for the three months ended October 31, 1995 and 1994; also shown are the amounts and percentages of increase or decrease of these items in the current period as compared to the corresponding period in the preceding year.

                    AMOUNTS AND PERCENTAGES OF CERTAIN ITEMS
                             (DOLLARS IN THOUSANDS)


                                                   THREE MONTHS ENDED
                                          -------------------------------------     INCREASE (DECREASE)
                                          OCTOBER 31, 1995     OCTOBER 31, 1994        1995 VS. 1994
                                          ----------------    -----------------     -------------------
                                          AMOUNT       %       AMOUNT       %         AMOUNT      %
                                          ----------------    -----------------     -------------------
Net sales                                 $29,906    100.0    $20,276     100.0       $9,630     47.5
                                          -------    -----    -------     -----       ------
Manufacturing costs                        25,151     84.1     17,615      86.9        7,536     42.8
Engineering and tooling expenses            1,508      5.0        898       4.4          610     67.9
Selling expenses                              977      3.3        721       3.6          256     35.5
General and administrative expenses         1,623      5.4      1,615       7.9            8      0.5
Interest expense, net                         358      1.2        277       1.4           81     29.2
                                          -------    -----    -------     -----       ------
Income (loss) before for income taxes         289      1.0       (850)     (4.2)       1,139    134.0
Provision (benefit) for income taxes           93      0.3       (308)     (1.5)         401    130.2
                                          -------    -----    -------     -----       ------
Net income (loss)                         $   196      0.7    $  (542)     (2.7)      $  738    136.2
                                          =======    =====    =======     =====       ======

         Net sales increased 47.5% to $29,906,000 in the current quarter from $20,276,000 in the second quarter of fiscal 1995 after eliminating intersegment sales of $443,000 and $883,000, respectively, in those quarters. Costs and expenses did not increase at the same rate as sales, largely for the reasons discussed below.
         The restructuring of the Company's Commercial/Industrial Segment and Medical Segment was completed during the second quarter of the current fiscal year. The restructuring included, among other things, the integration of the commercial and medical molding operations, sale of equipment, and manufacturing personnel reductions. This Segment has been renamed the Molding Segment. As a result, the Medical Segment now primarily consists of proprietary respiratory care products and, as such, has been renamed the Respiratory Segment (see also Recent Developments). There have been no changes made to the reporting of the Compounding Segment. Operating segment results of operations for prior periods have been restated for comparability to conform to the new configuration:
Compounding, Molding and Respiratory Segments.
         The Compounding Segment's gross sales were $21,403,000 for the second quarter of this year, up 105% from $10,466,000 during the same quarter last year. The greater sales were primarily the result of higher sales volumes and prices to the Segment's largest customer and its molders. Sales to several other customers also increased, in both volume and price, but not at the same magnitude as sales to the largest customer. Sales were up at all of the Compounding Segment's facilities, particularly Singapore and Corona.
Operating profit increased 424% to

$2,107,000 in the current quarter versus $402,000 for the same quarter a year ago. The increase in operating profit is primarily attributable to the increase in sales as noted above, and the resulting greater utilization of plant capacity. All major manufacturing cost components, as well as selling, general and administrative expenses, increased at a lesser rate than did gross sales, except raw material costs which increased slightly as a percentage of sales.
         Gross sales of the Molding Segment decreased 18.3% to $7,761,000 in the current quarter from $9,499,000 of a year ago. The decrease was largely the result of the continued downward trend of sales to the segment's three largest customers, partially offset by sales to new customers and price increases to existing customers. The operating loss for the current quarter was $1,470,000 versus a loss of $1,082,000 for the same quarter last fiscal year. Underutilization of molding plant capacity, resulting from the previously mentioned decrease in sales volume, as well as costs associated with the restructuring of the Company's Southern California molding operations, reduced operating profit for the current quarter. These cost increases were partially offset by improvements in raw material and direct labor costs as a percentage of sales.
         The Respiratory Segment's gross sales decreased less than 1% to $1,185,000 in the current quarter from $1,194,000 during the same period last year. The operating profit for the current quarter was $11,000 compared to $108,000 for the same quarter last year. The reduction in operating profit in the current quarter was primarily due to increases in outside costs related to product mix changes and increases in selling expenses.
         Engineering and tooling expenses, which are reflected exclusively in the Molding Segment, increased 67.9% to $1,508,000 in the current quarter from $898,000 during the same quarter last year as tooling sales increased 73.5%.
         Selling expenses increased 35.5% to $977,000 in the current quarter from $721,000 in the same quarter last year. The increase resulted primarily from greater sales and commission expense in connection with the 47.5% increase in net sales. The expenses were 3.3% of net sales in the current quarter and 3.6% of net sales for the quarter last year.
         General and administrative expenses increased 0.5% to $1,623,000 in the current quarter from $1,615,000 the same quarter last year. The expenses decreased to 5.4% of net sales in the current quarter from 7.9% for the same quarter last year.
         Net interest expense increased to $358,000 or 1.2% of net sales in the current quarter from $277,000 or 1.4% of net sales in the same quarter a year ago. Interest expense increased as a result of greater debt and higher costs of borrowed funds in the current quarter.
         The income tax expense in the current quarter relates to the pre-tax income in the current quarter. The income tax benefit in the same quarter of last year relates to the pre-tax loss in that period.
         The net income for the second quarter of the current year was $196,000 versus a net loss of $542,000 for the same quarter last year. The current period's net income compared to the net loss of a year ago resulted primarily from the continued trend of increased sales and operating profit of the Compounding Segment, partially offset by the continued trend of declining sales and resulting underutilization of the Molding Segment's plant capacity.

Six Months ended October 31, 1995 vs. October 31, 1994

         The following table shows the amounts of certain items included in the Company's statements of operations and percentages of these items as they relate to net sales for the six months ended October 31, 1995 and 1994; also shown are the amounts and percentages of increase or decrease of these items in the current period as compared to the corresponding period in the preceding year.


                    AMOUNTS AND PERCENTAGES OF CERTAIN ITEMS
                             (DOLLARS IN THOUSANDS)

                                                   SIX MONTHS ENDED
                                       --------------------------------------      INCREASE (DECREASE)
                                       OCTOBER 31, 1995      OCTOBER 31, 1994         1995 VS. 1994
                                       ----------------     -----------------      -----------------
                                       AMOUNT       %       AMOUNT        %        AMOUNT         %
                                       ----------------     -----------------      -----------------
Net sales                              $55,119    100.0     $38,544     100.0      $16,575      43.0
                                       -------    -----     -------     -----      -------
Manufacturing costs                     47,041     85.4      33,367      86.6       13,674      41.0
Engineering and tooling expenses         2,769      5.0       2,030       5.3          739      36.4
Selling expenses                         1,839      3.3       1,360       3.5          479      35.2
General and administrative expenses      3,048      5.5       3,000       7.7           48       1.6
Interest expense, net                      716      1.3         526       1.4          190      36.1
                                       -------    -----     -------     -----      -------
Loss before credit for income taxes       (294)    (0.5)     (1,739)     (4.5)       1,445      83.1
Credit for income taxes                    (91)    (0.1)       (628)     (1.6)         537      85.5
                                       -------    -----     -------     -----      -------
Net earnings (loss)                    $  (203)    (0.4)    $(1,111)     (2.9)     $   908      81.7
                                       =======    =====     =======     =====      =======




         Net sales increased 43.0% to $55,119,000 in the first six months of the current year from $38,544,000 in the same period of fiscal 1995 after eliminating intersegment sales of $864,000 and $1,667,000, respectively, in those periods. Costs and expenses did not increase at the same rate as sales, largely for the reasons discussed below.
         The restructuring of the Company's Commercial/Industrial Segment and Medical Segment was completed during the second quarter of the current fiscal year. The restructuring included, among other things, the integration of the commercial and medical molding operations, sale of equipment, and manufacturing personnel reductions. This Segment has been renamed the Molding Segment. As a result, the Medical Segment now primarily consists of proprietary respiratory care products and, as such, has been renamed the Respiratory Segment (see also Recent Developments). There have been no changes made to the reporting of the Compounding Segment. Operating segment results of operations for prior periods have been restated for comparability to conform to the new configuration:
Compounding, Molding and Respiratory Segments.
        The Compounding Segment's gross sales were $38,610,000 for the first six months of the current year, up 92.9% from $19,858,000 during the same period last year. The greater sales were primarily the result of higher sales volumes and prices to the Segment's largest customer and its molders. Sales to several other customers also increased, but not to the same magnitude as sales to the largest customer. Sales increased at all of the Compounding Segment's facilities, particularly Singapore and Corona. Operating profit increased 471% to $3,709,000 in the current six month period versus $649,000 for the same period a year ago. The increase in operating profit is primarily attributable to the increase in sales as noted above, and the resulting greater utilization of plant capacity. All major manufacturing cost components, as well as selling, general and administrative expenses, increased at a lesser rate than did gross sales, except raw material costs which increased slightly as a percentage of sales.
        Gross sales of the Molding Segment decreased 17.4% to $15,110,000 in the current six month period from $18,285,000 of a year ago. The decrease was largely the result of the continued downward trend of sales to the segment's three largest customers, partially offset by sales to new customers and price increases to existing customers. The operating loss for the current six months was $3,245,000 versus a loss of $1,962,000 for the same period last fiscal year. Underutilization of molding plant capacity, resulting from the previously mentioned decrease in sales volume, as well as an increase in workers' compensation expense, loss on sale of obsolete inventory, employee relocation expenses and costs associated with the restructuring of the Company's Southern California molding operations, reduced operating profit for the current six months. These cost increases were partially offset by improvements in raw material and direct labor costs as a percentage of sales.
         The Respiratory Segment's gross sales increased 9.5% to $2,263,000 in the current six month period from $2,067,000 during the same period last year. The operating loss for the current six months was $42,000 compared to an operating profit of $100,000 for the same period last year. The reduction in operating profit in the current six months was primarily due to increases in outside costs relating to product mix changes and increases in selling expenses.
         Engineering and tooling expenses, which are reflected exclusively in the Molding Segment, increased 36.4% to $2,769,000 in the current six month period from $2,030,000 during the same period last year as tooling sales increased 39.8%.
         Selling expenses increased 35.2% to $1,839,000 in the current six month period from $1,360,000 in the same period last year. The increase resulted primarily from greater sales and commission expense in connection with the 43.0% increase in net sales. The expenses were 3.3% of net sales in the current period and 3.5% of net sales for the same period last year.
         General and administrative expenses increased 1.6% to $3,048,000 in the current six month period from $3,000,000 the same period a year ago. The expenses decreased to 5.5% of net sales in the current period from 7.7% for the same period last year.
         Net interest expense increased to $716,000 or 1.3% of net sales in the current six month period from $526,000 or 1.4% of net sales in the same period a year ago. Interest expense increased as a result of greater debt and higher costs of borrowed funds in the current period.
         The decreased tax benefit in the current six month period versus the same period a year ago was the result of the decreased pre-tax loss in the current period versus a year ago.
         The net loss for the first six months of the current year was $203,000 versus a net loss of $1,111,000 for the same period last year. The current period's reduced net loss compared to the net loss of a year ago resulted primarily from the continued trend of increased sales and operating profit of the Compounding Segment, partially offset by the continued trend of declining sales and resulting underutilization of the Molding Segment's plant capacity.


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

         On February 1, 1995, the Company renegotiated its credit agreement with its bank. The new credit agreement ("Credit Agreement") provides for a $6,000,000 (as amended on June 9, 1995) revolving line of credit ("Line of Credit") expiring September 15, 1995 (extended as described below), a $7,500,000 term loan ("Term Loan"), and a standby letter of credit in the amount of $5,736,000 which secures the $5,625,000 IDRB discussed above. As of October 31, 1995, the Company had borrowed $4,324,000 under the Line of Credit, which bears interest at the bank's prime rate plus 1/4%. The Term Loan is payable in forty-eight equal monthly installments commencing March 1, 1995, and bears interest at the bank's prime rate plus 1/2%. Borrowings under the Credit Agreement are collateralized by substantially all of the Company's assets, except for certain of the Costa Mesa land and buildings and all of the Singapore assets. In addition to the borrowings described above the Company has a standby letter of credit in favor of the State of California for Workers' Compensation, as well as various other letters of credit.
         The Credit Agreement contains various covenants that, among other things, require the maintenance of certain balance sheet ratios, minimum levels of net worth (as defined in the agreement), restrictions which limit the payment of dividends to $100,000 annually, and limitations on the acquisition of, or investment in, other entities. At October 31, 1995, the Company was not in compliance with certain financial covenants of the Credit Agreement.
         On August 24, 1995, the Company amended the Credit Agreement with its bank which extended the expiration of the Credit Agreement until November 1, 1995 (extended as discussed below), waived financial covenant requirements, provided for additional revolving borrowings of $1,800,000 at the banks' prime rate plus 2%, and required the Company to pledge 100% of the outstanding capital stock of Compounding Technology, Inc.
         On October 27, 1995, the Company amended the Credit Agreement with its bank which extends the expiration of the Credit Agreement until December 28, 1995, waived certain financial covenants, and obtained the bank's consent to allow the Company to sell certain real and personal property, with the proceeds applied to the outstanding principal balance of the Term Loan, in inverse order of payment maturity.
         Available sources of funds at October 31, 1995 consisted of approximately $3,799,000 in cash and cash equivalents, and $380,000 in unused lines of credit with its bank. The increased sales activity of the Company's Singapore operations has resulted in a substantial increase in bank balances subject to foreign clearings, thereby increasing the amount of cash recorded in the Company's financial statements at October 31, 1995.
         Statement of Financial Accounting Standards No. 78 (SFAS No. 78) requires that long-term obligations that are callable by the creditor within a one-year period subsequent to year end be classified as current liabilities. Accordingly, the Company has reclassified all long-term debt to the current portion of long-term debt, resulting in a working capital deficit. Working capital was $(1,543,000) at October 31, 1995 versus $(1,456,000) at April 30,
1995.
         Capital expenditures aggregated $2,178,000 and $1,558,000 in the first six months of the current and last fiscal year. Compounding Segment capital expenditures were $1,238,000 for the first half of the current year. The Compounding Segment has made a commitment to establish a facility in Saint Etienne, France, which will require approximately $3,500,000 in capital expenditures for a building, machinery and equipment in fiscal 1996. Capital expenditures relating to the France facility for the first six months of the current year were $457,000. The Company anticipates funding the remaining $3,000,000 in expenditures via a mortgage note, working capital generated from the other Compounding Segment operations and additional borrowings.
The balance of the Compounding Segment's expenditures were to upgrade existing equipment at the other facilities. The purchase of new molding machines per a customer contract comprised the majority of the

Molding Segment's $876,000 in capital expenditures. The balance of the expenditures were used to upgrade machinery in the Respiratory Segment.
         The Company has sustained substantial losses from operations in fiscal 1994, fiscal 1995, and the first half of fiscal 1996, used cash in its operations in fiscal 1995, and at October 31,1995, had a deficit in working capital caused by a reclassification of debt as per SFAS No. 78. The Company's continuation as a going concern is dependent upon its ability to secure sufficient additional financing. Management has implemented measures to reduce operating costs, reduce debt through sales of certain real and personal property, and is currently negotiating a proposed acquisition of the Company by M.A. Hanna Company, as discussed in Recent Developments. If the proposed acquisition is not consummated, the Company will resume discussions with its primary lender and others regarding extension and expansion of the Company's credit facilities. Of the alternatives available, management believes that bank financing is the most desirable option if the acquisition is not consummated. Subject to the Company's ability to secure additional financing and successfully replace its existing credit facility, management believes that financial resources will be adequate to support working capital requirements and planned capital expenditures during the next twelve months. However, there can be no assurance that the Company will be successful in securing additional financing and renewing or replacing its existing credit facility.

RECENT DEVELOPMENTS

         On November 8, 1995, the Company announced a preliminary agreement for M.A. Hanna Company to make a tender offer to acquire all of the Company's outstanding capital stock for $10.50 per share. The preliminary agreement obligates the Company to work exclusively with M.A. Hanna Company on the proposed acquisition up to and including December 15, 1995, as amended. The transaction is subject to approval by the board of directors of both corporations, negotiation and execution of definitive agreements, obtaining government approvals and other conditions.

         On November 20, 1995, the Company sold the real property located at 13435 Estelle, Corona, CA in a sale-leaseback transaction for $1,130,000. The initial cash proceeds of $489,000 were used to reduce outstanding debt. The Company also accepted a mortgage note for $555,000, plus interest, due in full no later than July 20, 1996, the proceeds of which will be used to reduce outstanding debt.

         On December 5, 1995 the Company sold substantially all of the assets and liabilities relating to the Misty Ox proprietary respiratory care product line to Vital Signs CA, Inc. for $2,150,000 in cash, which was used to reduce outstanding debt. Sales of the Misty Ox product line were approximately $1,900,000 for the six months ended October 31, 1995 and are reflected in the Respiratory Segment. The sale also resulted in a workforce reduction of approximately 40 employees.

                                    PART II
                               OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company's annual meeting of stockholders was held on October 17, 1995.

         (b)     The directors elected at the meeting were:

                          Russell T. Gilbert
                          Utta K. Harrison
                          Adolph Posnick
                          Franklin I. Remer
                          Frederick M. Swenson

         (c) Other matters voted upon at the meeting and the results of those votes were as follows:

                                                                      For       Against   Abstain
                                                                 ------------   -------   -------
                          Ratification of the Appointment
                          of Deloitte & Touche LLP as
                          Auditors for the Fiscal Year
                          Ending April 30, 1996 ..............    2,343,180      6,739     7,149

                          While Deloitte & Touche LLP have been appointed by the Company as its auditors, Deloitte & Touche LLP has declined engagement as a result of the Company's proposed merger.

The foregoing matters are described in detail in the Company's proxy statement dated September 18, 1995 for the 1995 Annual Meeting of Stockholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)   Exhibits

             2.1 Letter of intent, dated November 2, 1995, from M.A. Hanna to the Company offering to acquire all of the capital stock of the Company.

             2.2 Press release, dated November 8, 1995, regarding the preliminary agreement for M.A. Hanna to acquire all of the Company's outstanding capital stock.

             2.3 Amendment, dated December 4, 1995, to the M.A. Hanna letter of intent dated November 2, 1995, extending the exclusivity period.

             2.4 Press release, dated December 5, 1995, regarding the sale of the Misty Ox product line to Vital Signs CA, Inc.

             2.5 Amendment, dated December 11, 1995, to the M.A. Hanna letter of intent dated November 2, 1995, extending the exclusivity period.

             10.25 Third Amendment dated October 27, 1995 to Credit Agreement between Wells Fargo Bank, National Association and
                   Registrant.

             27    Financial Data Schedule.


       (b)   Reports on Form 8-K

             1)    Report on Form 8-K dated August 12, 1995.




                                       -15

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                CIMCO, INC.
                                                (Registrant)

Date:  December 14, 1995                      /s/ RUSSELL T. GILBERT
                                              ----------------------
                                                  Russell T. Gilbert
                                         President and Chief Executive Officer

Date:  December 14, 1995                      /s/ L. RONALD TREPP
                                              -------------------
                                                  L. Ronald Trepp
                                              Chief Financial Officer
                                    (Principal Financial and Accounting Officer)